Form 10QSB
period 1995-03-31
CASSCO CAPITAL CORP
filed 1999-07-12
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 2 41703

                           CASSCO CAPITAL CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    43 1594165
             --------                                    ----------
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

1999 Broadway, Ste. 3250, Denver, Colorado                 80202
------------------------------------------                 -----
 (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code: (303) 292 2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1999, there were approximately 22,817,005 shares outstanding.



I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                                              March 31, 1995    December 31, 1994
                                                              --------------    -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $  10,000
                                                                   ---------    ---------
     Total Current Assets                                               --      $  10,000
                                                                   ---------    ---------
          Total Assets                                             $    --      $  10,000
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $ 115,000
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $ 115,000
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 602,505 and 1,842,808
              shares issued and outstanding on March 31,
              1995, and December 31, 1994, respectively                2,006        6,137
       Additional paid in capital                                    100,552      100,552
       Retained earnings (deficit)                                  (102,558)    (211,689)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --       (105,000)
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --         10,000
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                        1995           1994
                                                        ----           ----

Total Income                                              --             --
                                                      --------       --------

General and administrative expenses:
     Accountng                                            --
     Telephone                                            --
     Office rental                                        --
     Legal expenses                                      1,777          5,229
                                                      --------       --------
           Total Expenses                                1,777          5,229
                                                      --------       --------

Other income and expenses:
     Forgiveness of debt                               105,000           --
     Gain on stock recession                             5,908           --
     Interest expense                                     --             --
                                                      --------       --------
                                                       110,908           --

           Net income (loss)                          $109,131       $ (5,229)
                                                      ========       ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     Three months ended March 31
                                                           1995         1994
Cash (used) by operating activities:
   Net loss                                                $ --        $  --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:               --           --

Net Cash Flows (used) by
   operating activities                                      --           --

Increase (decrease) in Cash                                  --           --

Cash at Beginning of the Period                              --           --
                                                           ------      -------
Cash at End of the Period                                    --           --

                                                           $ --        $  --
                                                           ======      =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 1995
                                   (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10 QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the date of this report, due to operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Cassco Capital Corp. (Company) was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S.
Securities and Exchange Commission.

The name of the Company was changed to Maid-Rite Ventures, Inc., on April 8, 1985, and to Grandee Corporation on September 23, 1985, on which date the Company also increased its authorized shares of common stock from 25,000,000 to 75,000,000, concurrently effecting a decrease in par value per share from $.01 to $.00333.

In July, 1992, the Company entered into an agreement with K C Jakes BBQ & Grill, Inc., for the purpose of acquiring KC Jakes as a subsidiary. This agreement was set aside by a court of competent jurisdiction in 1994, as previously reported by the Company in a filing under the Securities Exchange Act of 1934 on Form 8-K.

On January 10, 1995, the Company entered into an agreement with Epsitek, Inc., a Delaware corporation to acquire two subsidiaries of Epsitek as wholly-owned subsidiaries of the Company. In conjunction with the acquisition, the Company issued 6,000,000 shares of common stock to Epsitek, which also appointed new directors and took control of the Company. Subsequently, Epsitek was unable to complete the conditions imposed for and at closing. The acquisition, therefore, did not occur and the shares issued in connection with the acquisition were returned to treasury and the board members of the Company appointed by Epsitek resigned.

The Company is now engaged in the process of locating a merger and/or acquisition candidate.

The Company has had recurring losses from operations since inception and had a net capital deficiency at year end, each of which raise substantial doubts about the ability of the Company to continue as a going concern. Accordingly, the auditors' report and opinion included in this report contain an explanatory paragraph about these uncertainties.

The Company, as a result of the cessation of its business and the failure of its proposed acquisitions, had no operations during the year; thus, no meaningful comparison can be made to prior years.

Liquidity and Capital Resources: The Company, from inception has relied on capital infusions from executive officers and directors and on credit from vendors.


PART II   OTHER INFORMATION


Item 1. Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


Item 2. Change in Securities

This item is not applicable to the Company for the period covered by this report.


Item 3. Defaults Upon Senior Securities

This item is not applicable to the Company for the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.


Item 5. Other Information

There is no additional information which the Company is electing to report under this item at this time.


Item 6. Exhibits and Reports on Form S K

No reports on Form 8 K were filed by the Company during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of July, 1999.

CASSCO CAPITAL CORPORATION
(Registrant)



By: /s/ Richard Gregory
   -----------------------
   Richard Gregory, President and
   Chief Executive Officer



By: /s/ Richard Gregory
   -----------------------
   Richard Gregory, Chief Financial
   and Accounting Officer and Treasurer