Form 10QSB
period 1995-06-30
CASSCO CAPITAL CORP
filed 1999-07-12
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1995

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



I. PART I FINANCIAL INFORMATION


Item 1. Financial Statements
                                                                June 30, 1995   December 31, 1994
                                                                -------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $  10,000
                                                                   ---------    ---------
     Total Current Assets                                               --      $  10,000
                                                                   ---------    ---------
          Total Assets                                             $    --      $  10,000
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $ 115,000
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $ 115,000
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 1,062,505 and 1,842,808
              shares issued and outstanding on June 30,
              1995, and December 31, 1994, respectively                3,538        6,137
       Additional paid in capital                                    100,552      100,552
       Retained earnings (deficit)                                  (104,090)    (211,689)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --       (105,000)
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --         10,000
                                                                   =========    =========


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                       Six months ended June 30,
                                                          1995            1994
                                                          ----            ----

Total Income                                                --            1,200
                                                        --------       --------
General and administrative expenses:
     Accountng                                              --
     Telephone                                              --
     Office rental                                          --
     Legal expenses                                        3,309          5,229
                                                        --------       --------
           Total Expenses                                  3,309          4,029
                                                        --------       --------
Other income and expenses:
     Forgiveness of debt                                 105,000           --
     Gain on stock recession                               5,908           --
     Interest expense                                       --         $   --
                                                        --------       --------
                                                         110,908           --

           Net income (loss)                            $107,599       $ (4,029)
                                                        ========       ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                        Six months ended June 30
                                                              1995        1994
Cash (used) by operating activities:
   Net income (loss)                                        $    --     $(4,029)

Adjustments to reconcile net gain (loss) to net cash provided by operating activities:

             Increase (decrease) in accounts payable             --       5,229
             Forgiveness of debt                                 --      (1,200)
             Stock recession                                     --        --

Net Cash Flows (used) by
   operating activities                                          --        --

Increase (decrease) in Cash                                      --        --

Cash at Beginning of the Period                                  --        --
                                                            ---------   -------
Cash at End of the Period                                        --        --

                                                            $    --     $  --
                                                            =========   =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                  June 30, 1995
                                   (Unaudited)

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