Form 10KSB
period 1995-12-31
CASSCO CAPITAL CORP
filed 1999-07-12
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 2-41703

                              Cassco Capital Corp.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    43 1594165
           --------                                    ----------
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

1999 Broadway, Ste. 3250, Denver, Colorado               80202
------------------------------------------               -----
 (Address of principal executive offices)              (Zip Code)

1999 Broadway, Ste. 3250, Denver, Colorado               80202
------------------------------------------               -----
           (Mailing address)                           (Zip Code)

Registrant's telephone number: (303) 292-2992
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On June 30, 1999, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $.07 and $.09, respectively. On that date, there were 22,817,005 shares of common stock outstanding. Affiliates held no shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was zero.

Registrant had no revenues during fiscal 1995.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 30, 1999, there were 22,817,005 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I


Item 1.  Description of Business.

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

Year 2000 Issues: The Company has evaluated all internal software against anticipated Year 2000 concerns, and believes, first, that its business will not be substantially affected, and, secondly, that it has no significant exposure to contingencies related to this from past business. The Company has upgraded all internal software and conducted testing on its information technology to further ensure that all aspects of its business are Year 2000 compliant. These procedures had no material effect on the Company or its business contacts and did not require any material expenditures or other material diversion of resources.

Facilities: The executive offices of the Company, as of the date of this report, were located at 1999 Broadway, Ste. 3250, Denver, Colorado 80202. The telephone number at this address is (303) 292-2992.


Item 2. Description of Properties.

The Company owns no real or personal property.


Item 3. Litigation.

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters.

As of June 30, 1999, there were 22,817,005 shares of Common Stock issued and outstanding which were held of record by approximately 308 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol CSCA. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by the National Association of Securities Dealers, Inc., for the period indicated. The common stock was not listed for trading until the second quarter of calendar 1994.

Calendar Quarter  High Bid  Low Bid  Closing Bid  High Ask  Low Ask  Closing Ask
----------------  --------  -------  -----------  --------  -------  -----------

September 30, 1994   1.25     1.00       1.25        1.625    1.375      1.50
December 31, 1994    1.50     0.25       0.50        1.50     0.50       0.6875

March 31, 1995       1.1875   0.4357     0.5625      1.50     0.625      0.8125
June 30, 1995        0.75     0.1875     0.1875      0.8125   0.3125     0.3125
September 30, 1995   0.78125  0.1875     0.375       1.00     0.28125    0.50
December 31, 1995    0.50     0.125      0.1875      0.6875   0.3125     0.3125

March 31, 1996       0.1875   0.125      0.125       0.4375   0.3125     0.3125
June 30, 1996        0.05     0.0625     0.4375      0.75     0.25       0.625
September 30, 1996   0.4375   0.125      0.25        0.625    0.375      0.4375
December 31, 1996    0.5625   0.125      0.125       0.8125   0.3125     0.3125

March 31, 1997       0.4375   0.125      0.3125      0.5625   0.25       0.53125
June 30, 1997        0.34375  0.125      0.125       0.53125  0.25       0.25
September 30, 1997   0.21875  0.0625     0.0625      0.25     0.125      0.125
December 31, 1997    0.50     0.0625     0.19        0.59375  0.125      0.28

March 31, 1998       0.26     0.08       0.08        0.32     0.12       0.12
June 30, 1998        0.30     0.0625     0.20        0.475    0.09       0.30
September 30, 1998   0.27     0.02       0.03        0.38     0.04       0.06
December 31, 1998    0.075    0.02       0.03        0.95     0.025      0.04

March 31, 1999       0.05     0.02       0.045       0.09     0.025      0.065

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to reflect two previous reverse share splits . On June 30, 1999, the closing inside bid and asked prices for the Common Stock were $.07 and $.09, respectively. On that date there were 11market makers.

Dividends: Since inception the Company has not paid any cash dividends on the Common Stock. Any declaration in the future of any cash or stock dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, the operating and financial condition of the Company, capital expenditure requirements, and general business conditions. There are no restrictions currently in effect which preclude the Company from granting dividends. It is the current intention of the Company, however, to retain any earnings in the foreseeable future to finance the development of its business.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this report. The Company has had recurring losses from operations since inception and had a net capital deficiency at year end, each of which raise substantial doubts about the ability of the Company to continue as a going concern. Accordingly, the auditors' report and opinion included in this report contain an explanatory paragraph about these uncertainties.

Results of Operations: The Company, as a result of the cessation of its business and the failure of its proposed acquisitions, had no operations during the year; thus, no meaningful comparison can be made to prior years.

Liquidity and Capital Resources: The Company, from inception has relied on capital infusions from executive officers and directors and on credit from vendors.


Item 7. Financial Statements.


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Shareholders
Cassco Capital Corp. (a Development Stage Company)


We have audited the accompanying balance sheets of Cassco Capital Corp. a development stage company, as of December 31, 1995 and 1994, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cassco Capital Corp., a development stage company as of December 31, 1995 and December 31 1994, and the results of its operations and cash flows for the years ended December 31, 1995, and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B. to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Littleton, Colorado
June 18, 1999


                               CASSCO CAPTAL CORP
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        December 31,
                                                                      1995        1994
                                                                      ----        ----
ASSETS

Current Assets:
     Cash                                                               --      $  10,000
                                                                   ---------    ---------
     Total Current Assets                                               --      $  10,000
                                                                   ---------    ---------
          Total Assets                                             $    --      $  10,000
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $ 115,000
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $ 115,000
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 1,842,808 shares
              issued and outstanding                                  11,464        6,137
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (112,016)    (211,689)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --       (105,000)
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --         10,000
                                                                   =========    =========


The Auditor's report and accompanying notes are an integral part of these statements


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                      Years ended December 31,
                                                        1995            1994
                                                        ----            ----

Total Income                                              --               --
                                                     ---------        ---------
General and administrative expenses:
     Accountng                                            --              6,000
     Telephone                                            --              4,937
     Office rental                                        --              7,200
     Legal expenses                                     11,235           18,000
                                                     ---------        ---------
           Total Expenses                               11,235           36,137
                                                     ---------        ---------

Other income and expenses:
     Forgiveness of debt                               105,000             --
     Gain on stock recession                             5,908             --
     Interest expense                                     --          $  (4,200)
                                                     ---------        ---------
                                                       110,908           (4,200)

           Net income (loss)                         $  99,673        $ (40,337)
                                                     =========        =========


                The Auditor's report and accompanying notes are
                      an integral part of these statements


                                      CASSCO CAPITAL CORP.
                                  (A Development Stage Company)

                               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                   Additional      Total
                                           Common Stock             Paid-in     Accumulated      Equity
                                      Shares          Amount        Capital      (Deficit)      (Deficit)
                                      ------          ------        -------      ---------      ---------

Balance, December 31, 1993           1,842,808     $     6,137   $   100,552   $  (171,352)       (64,663)

Net Loss                                  --              --            --         (40,337)      (105,000)

Balance, December 31, 1994           1,842,808     $     6,137   $   100,552   $  (211,689)   $  (105,000)

Issuance of stock in acquisition    19,225,697          64,022          --            --           64,022

Recession of acquisition           (21,000,000)         (69,930)        --            --         (69,930)

Issuance of stock for services       3,374,000          11,235          --            --           11,235

Net income for the year ended
    December 31, 1995                     --              --            --          99,673         99,673

Balance, December 31, 1995           3,442,505     $    11,464   $   100,552   $  (112,016)   $      --




The Auditor's report and accompanying notes are an integral part of these financial statements


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                         Years ended December 31
                                                             1995        1994
Cash (used) by operating activities:
   Net loss                                                 $  --        $--

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:                 --         --


Net Cash Flows (used) by
   operating activities                                        --         --

Increase (decrease) in Cash                                    --         --

Cash at Beginning of the Period                                --         --
                                                            -------      -----
Cash at End of the Period                                      --         --
                                                            $            $
                                                            =======      =====



                The Auditor's report and accompanying notes are
                 an integral part of these financial statements

                              CASSCO CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

A. Organization and Summary of Significant Accounting Policies:

Organization: The Company was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, in accordance with the registration statement, offered and sold 65,000 shares of its common stock at a price of $8.00 per share.

The name of the Company was changed to Maid-Rite Ventures, Inc., on April 8, 1985, and to Grandee Corporation on September 23, 1985, on which date the Company also increased its authorized shares of common stock from 25,000,000 to 75,000,000, concurrently effecting a decrease in par value per share from $.01 to $.00333.

In July, 1992, the Company entered into an agreement with K C Jakes BBQ & Grill, Inc., for the purpose of acquiring this entity as a subsidiary. This agreement was set aside by a court of competent jurisdiction in 1994, as previously reported by the Company in a filing under the Securities Exchange Act of 1934 on Form 8-KSB.

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

The Company is now engaged in the process of locating a potential merger and/or acquisition candidate.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents.

Loss Per Share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. At the year ends reports, basic and dilutive loss per share are the same. The net loss per share calculations reflect the effect of stock dividends and stock splits.

Income Taxes: Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and differences between the basis of various assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

B. Going Concern: As shown in the accompanying financial statements, the Company incurred net operating losses and liabilities exceeded assets. These factors as well as the uncertainty regarding the Company's ability to raise capital creates substantial doubt about the Company's ability to continue as a going concern.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 24, 1999, the Company appointed Halliburton, Hunter & Associates as the independent accountant of the Company because the previous auditor had ceased operations. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to appoint Halliburton, Hunter & Associates was approved by the full Board of Directors since the Company has no audit or similar committee.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant.

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the filing of this report:

      Name                 Age       Position
      ----                 ---       --------

Richard Gregory            65        Director, President, CEO, CFO and Treasurer

Profiles of Directors and Executive Officers:

Mr. Gregory has been a consultant to the construction industry in the Dallas, Texas, metropolitan area during the past five years. He completed course work for an associates degree in Biology from Florida A&M University in 1968.

No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Item 10. Executive Compensation.

No compensation was paid to executive officers during the years ended 1994 through 1995.


Item 11. Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of June 30, 1999, of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

    Name of                 Number of Shares               Percentage of
Beneficial Owner           Beneficially Owned               Ownership *
----------------           ------------------               -----------

Richard Gregory                    0                             0%

All executive officers and directors as a group (one person)

* Based on 22,817,005 shares of common stock outstanding on June 30, 1999.


Item 12. Certain Transactions: None.


Item 13. Exhibits and Reports on Form 8-K.: None.

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas the 2nd day of July, 1999.

CASSCO CAPITAL CORPORATION
(Registrant)


By: /s/ Richard Gregory
   -----------------------
   Richard Gregory, Chief Executive,
   Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity indicated on the 2nd day of July, 1999.

By: /s/ Richard Gregory
   -----------------------
   Richard Gregory, Sole Director