Form 10QSB
period 1996-03-31
CASSCO CAPITAL CORP
filed 1999-07-12
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996

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



I. PART I FINANCIAL INFORMATION


Item 1. Financial Statements
                                                               March 31, 1996   December 31, 1995
                                                               --------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 3,442,505 shares
              issued and outstanding                                  11,464       11,464
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (112,016)    (112,016)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                         1996           1995
                                                         ----           ----

Total Income                                               --             --
                                                       --------       --------

General and administrative expenses:
     Accountng                                             --
     Telephone                                             --
     Office rental                                         --
     Legal expenses                                        --            1,777
                                                       --------       --------
           Total Expenses                                  --            1,777
                                                       --------       --------

Other income and expenses:
     Forgiveness of debt                                   --          105,000
     Gain on stock recession                               --            5,908
     Interest expense                                      --             --
                                                       --------       --------
                                                           --          110,908

           Net income (loss)                           $   --          109,131
                                                       ========       ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     Three months ended March 31
                                                          1996        1995
                                                          ----        ----
Cash (used) by operating activities:
   Net loss                                               $ --        $  --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:              --           --

Net Cash Flows (used) by
   operating activities                                     --           --

Increase (decrease) in Cash                                 --           --

Cash at Beginning of the Period                             --           --
                                                          ------      -------
Cash at End of the Period                                   --           --

                                                          $ --        $  --
                                                          ======      =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)

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