Form 10QSB
period 1996-09-30
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

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



I. PART I FINANCIAL INFORMATION


Item 1. Financial Statements
                                                           September 30, 1996   December 31, 1995
                                                           ------------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 3,442,505 shares
              issued and outstanding                                  11,464       11,464
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (112,016)    (112,016)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                  Nine months ended September 30
                                                        1996           1995
                                                        ----           ----

Total Income                                              --             --
                                                      --------       --------
General and administrative expenses:
     Accountng                                            --
     Telephone                                            --
     Office rental                                        --             --
     Legal expenses                                       --            8,858
                                                      --------       --------
           Total Expenses                                 --            8,858
                                                      --------       --------
Other income and expenses:
     Forgiveness of debt                                  --          105,000
     Gain on stock recession                              --            5,908
     Interest expense                                     --             --
                                                      --------       --------
                                                          --          110,908

           Net income (loss)                          $   --          102,050
                                                      ========       ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                            Nine months ended
                                                               September 30
                                                             1996        1995
                                                             ----        ----

Cash (used) by operating activities:
            Net income (loss)                             $     --     $    --

Adjustments to reconcile net gain (loss) to
   net cash provided by operating activities:
             Increase (decrease) in accounts payable            --          --
             Forgiveness of debt                                --          --
             Stock recession                                    --          --

Net Cash Flows (used) by
   operating activities                                         --          --

Increase (decrease) in Cash                                     --          --

Cash at Beginning of the Period                                 --          --
                                                          ----------   ---------
Cash at End of the Period                                       --          --
                                                          $     --     $    --
                                                          ==========   =========

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

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