Form 10KSB
period 1996-12-31
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1996 OR

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

Registrant had no revenues during fiscal 1996.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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


Item 7. Financial Statements.


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Shareholders
Cassco Capital Corp. (a Development Stage Company)


We have audited the accompanying balance sheets of Cassco Capital Corp. a development stage company, as of December 31, 1996 and 1995, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cassco Capital Corp., a development stage company as of December 31, 1996 and December 31 1995, and the results of its operations and cash flows for the years ended December 31, 1996, and 1995, in conformity with generally accepted accounting principles.

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


Littleton, Colorado
June 18, 1999


                               CASSCO CAPTAL CORP
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        December 31,
                                                                     1996         1995
                                                                     ----         ----
ASSETS

Current Assets:
     Cash                                                               --           --
     Total Current Assets                                               --           --
                                                                   ---------    ---------
          Total Assets                                             $    --           --
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --           --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 3,442,505 shares
              issued and outstanding                                  11,464       11,464
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (112,016)    (112,016)
                                                                   ---------    ---------

     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========


                The Auditor's report and accompanying notes are
                      an integral part of these statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                       Years ended December 31,
                                                         1996             1995
                                                         ----             ----

Total Income                                                 --             --
                                                     ------------       --------

General and administrative expenses:
     Accountng                                               --             --
     Telephone                                               --             --
     Office rental                                           --             --
     Legal expenses                                          --           11,235
                                                     ------------       --------
           Total Expenses                                    --           11,235
                                                     ------------       --------

Other income and expenses:
     Forgiveness of debt                                     --          105,000
     Gain on stock recession                                 --            5,908
                                                     ------------       --------

           Net income (loss)                         $       --         $ 99,673
                                                     ============       ========


                The Auditor's report and accompanying notes are
                      an integral part of these statements



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                  Additional      Total
                                      Common          Stock        Paid-in     Accumulated      Equity
                                      Shares          Amount       Capital      (Deficit)      (Deficit)
                                      ------          ------       -------      ---------      ---------

Balance, December 31, 1994           1,842,808     $     6,137   $   100,552   $  (211,689)   $  (105,000)

Issuance of stock in acquisition    19,225,697          64,022          --            --           64,022

Recession of acquisition           (21,000,000)        (69,930)         --            --          (69,930)

Issuance of stock for services       3,374,000          11,235          --            --           11,235

Balance, December 31, 1995           3,442,505     $    11,464   $   100,552   $  (112,016)   $      --

Balance, December 31, 1996           3,442,505     $    11,464   $   100,552   $  (112,016)   $      --




                The Auditor's report and accompanying notes are
                 an integral part of these financial statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                         Years ended December 31
                                                            1996         1995
                                                            ----         ----
Cash (used) by operating activities:
   Net loss                                                  $--         $--

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:                --          --

Net Cash Flows (used) by
   operating activities                                       --          --

Increase (decrease) in Cash                                   --          --

Cash at Beginning of the Period                               --          --
                                                             -----       ----
Cash at End of the Period                                    $--         $--
                                                             =====       ====


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


Item 10. Executive Compensation.

No compensation was paid to executive officers during the years ended 1994 through 1996.

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