Form 10QSB
period 1997-03-31
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

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


Item 1. Financial Statements
                                                               March 31, 1997   December 31, 1996
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
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                           1997       1996
                                                           ----       ----

Total Income                                                --         --
                                                         -------       ---

General and administrative expenses:
     Accountng                                              --         --
     Telephone                                              --         --
     Office rental                                          --         --
     Legal expenses                                         --         --
                                                         -------       ---
           Total Expenses                                   --         --
                                                         -------       ---

Other income and expenses:
     Forgiveness of debt                                    --         --
     Gain on stock recession                                --         --
     Interest expense                                       --         --
                                                         -------       ---
                                                         -------       ---

           Net income (loss)                             $  --         --
                                                         =======       ===

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     Three months ended March 31
                                                           1997        1996
Cash (used) by operating activities:
   Net loss                                                $ --        $  --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:               --           --

Net Cash Flows (used) by
   operating activities                                      --           --

Increase (decrease) in Cash                                  --           --

Cash at Beginning of the Period                              --           --
                                                           ------      -------
Cash at End of the Period                                    --           --

                                                           $ --        $  --
                                                           ======      =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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