Form 10QSB
period 1997-06-30
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997

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

Item 1. Financial Statements
                                                               June 30, 1997    December 31, 1996
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
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                     Six months ended June 30,
                                                      1997              1996
                                                      ----              ----

Total Income                                              --                --
                                                  ------------     -------------
General and administrative expenses:
     Accountng                                            --                --
     Telephone                                            --                --
     Office rental                                        --                --
     Legal expenses                                       --                --
                                                  ------------     -------------
           Total Expenses                                 --                --
                                                  ------------     -------------
Other income and expenses:
     Forgiveness of debt                                  --                --
     Gain on stock recession                              --                --
     Interest expense                                     --                --
                                                  ------------     -------------
                                                  ------------     -------------

           Net income (loss)                      $       --       $        --
                                                  ============     =============

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                       Six months ended June 30
                                                          1997          1996
                                                          ----          ----
Cash (used) by operating activities:
   Net income (loss)                                   $    --      $       --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:              --              --

Net Cash Flows (used) by
   operating activities                                     --              --

Increase (decrease) in Cash                                 --              --

Cash at Beginning of the Period                             --              --
                                                       ---------    ------------
Cash at End of the Period                                   --              --

                                                       ---------    ------------
                                                       $    --      $       --
                                                       =========    ============

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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