Form 10QSB
period 1997-09-30
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997

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

Item 1.  Financial Statements
                                                           September 30, 1997   December 31, 1996
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

                                                  Nine months ended September 30
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

                                                  Nine months ended September 30
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
                                                       =========    ============

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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