Form 10KSB
period 1997-12-31
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1997 OR

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

Registrant had no revenues during fiscal 1997.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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


Item 7. Financial Statements.


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Shareholders
Cassco Capital Corp. (a Development Stage Company)


We have audited the accompanying balance sheets of Cassco Capital Corp. a development stage company, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cassco Capital Corp., a development stage company as of December 31, 1997 and December 31 1996, and the results of its operations and cash flows for the years ended December 31, 1997, and 1996, in conformity with generally accepted accounting principles.

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


Littleton, Colorado
June 18, 1999


                               CASSCO CAPTAL CORP
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                                         December 31,
                                                                      1997        1996
                                                                      ----        ----
ASSETS

Current Assets:
     Cash                                                               --           --
     Total Current Assets                                               --           --
                                                                   ---------    ---------
          Total Assets                                             $    --           --
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
          Total Current Liabilities                                     --           --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 14,442,505 and 3,442,505
              issued and outstanding                                  48.094       11,464
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (148,646)    (112,016)
                                                                   ---------    ---------

     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========


                The Auditor's report and accompanying notes are
                      an integral part of these statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Years ended December 31,
                                                     1997              1996
                                                     ----              ----

Total Income                                           --                  --
                                                   --------       -------------
General and administrative expenses:
     Legal expenses                                  36,630                --
                                                   --------       -------------
           Total Expenses                            36,630                --
                                                   --------       -------------
           Net income (loss)                       $(36,630)      $       (--)
                                                   ========       =============



                The Auditor's report and accompanying notes are
                      an integral part of these statements



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                Additional      Total
                                     Common        Stock         Paid-in     Accumulated      Equity
                                     Shares        Amount        Capital      (Deficit)      (Deficit)
                                     ------        ------        -------      ---------      ---------

Balance, December 31, 1995         3,442,505    $    11,464    $   100,552   $  (112,016)   $       --

Balance, December 31, 1996         3,442,505    $    11,464    $   100,552   $  (112,016)   $       --

Issuance of stock for services    11,000,000         36,630                                      36,630

Net loss for the year ended
   December 31, 1997                                                             (36,630)       (36,630)

Balance, December 31, 1997        14,442,505         48,094        100,552      (148,646)           --




                The Auditor's report and accompanying notes are
                 an integral part of these financial statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                         Years ended December 31
                                                             1997        1996
                                                             ----        ----
Cash (used) by operating activities:
   Net loss                                                  $  --        $--

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:                  --         --

Net Cash Flows (used) by
   operating activities                                         --         --

Increase (decrease) in Cash                                     --         --

Cash at Beginning of the Period                                 --         --
                                                             -------      -----
Cash at End of the Period                                       --         --
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

Loss Per Share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) AEarnings Per Share.@ Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. At the year ends reports, basic and dilutive loss per share are the same. The net loss per share calculations reflect the effect of stock dividends and stock splits.

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


Item 10. Executive Compensation.

No compensation was paid to executive officers during the years ended 1994 through 1997.


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