Form 10QSB
period 1998-03-31
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

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



I.  PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                               March 31, 1998   December 31, 1997
                                                               --------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 18,032,505 and 14,442,505
             share issued and outstanding at March 31, 1998,
             and December 31, 1997, respectively                      60,048       48,094
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (160,600)    (148,646)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                         1998           1997

Total Income                                               --           --
                                                       --------         ---

General and administrative expenses:                     11,954         --
                                                       --------         ---
           Total Expenses                                11,954         --
                                                       --------         ---

Other income and expenses:
     Forgiveness of debt                                   --           --
     Gain on stock recession                               --           --
     Interest expense                                      --           --
                                                       --------         ---
                                                           --           --

           Net income (loss)                           $(11,954)        --
                                                       ========         ===

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                     Three months ended March 31
                                                           1998         1997
Cash (used) by operating activities:
   Net loss                                                $ --        $  --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:               --           --

Net Cash Flows (used) by
   operating activities                                      --           --

Increase (decrease) in Cash                                  --           --

Cash at Beginning of the Period                              --           --
                                                           ------      -------
Cash at End of the Period                                    --           --

                                                           $ --        $  --
                                                           ======      =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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