Form 10QSB
period 1998-09-30
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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



I.  PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                           September 30, 1998   December 31, 1997
                                                           ------------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 22,067,005 and 14,442,505
             share issued and outstanding at September 30, 1998,
             and December 31, 1997, respectively                      73,483       48,094
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (174,035)    (148,646)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                  Nine months ended September 30
                                                      1998              1997
                                                      ----              ----

Total Income                                            --                  --
                                                    --------       -------------
General and administrative expenses:                  25,389                --
                                                    --------       -------------
           Total Expenses                             25,389                --
                                                    --------       -------------
Other income and expenses:
     Forgiveness of debt                                --                  --
     Gain on stock recession                            --                  --
     Interest expense                                   --                  --
                                                    --------       -------------
                                                        --                  --

           Net income (loss)                        $(25,389)      $        --
                                                    ========       =============

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                  Nine months ended September 30
                                                       1998           1997

Cash (used) by operating activities:
   Net income (loss)                                 $    --      $       --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:            --              --

Net Cash Flows (used) by
   operating activities                                   --              --

Increase (decrease) in Cash                               --              --

Cash at Beginning of the Period                           --              --
                                                     ---------    ------------
Cash at End of the Period                                 --              --

                                                     ---------    ------------
                                                     $    --      $       --
                                                     =========    ============

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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