Form 10QSB
period 1999-03-31
CASSCO CAPITAL CORP
filed 1999-07-13
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

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



I.  PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                               March 31, 1999   December 31, 1998
                                                               --------------   -----------------
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    --      $    --
                                                                   ---------    ---------
          Total Current Liabilities                                     --      $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 22,817,505 outstanding                75,981       75,981
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (176,533)    (176,533)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========



                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three months ended March 31,
                                                         1999            1998
                                                         ----            ----

Total Income                                                 --            --
                                                    -------------      --------

General and administrative expenses:                         --          11,954
                                                    -------------      --------
           Total Expenses                                    --          11,954
                                                    -------------      --------

Other income and expenses:
     Forgiveness of debt                                     --            --
     Gain on stock recession                                 --            --
     Interest expense                                        --            --
                                                    -------------      --------
                                                             --            --

           Net income (loss)                        $        --        $(11,954)
                                                    =============      ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     Three months ended March 31
                                                          1999         1998
Cash (used) by operating activities:
   Net loss                                               $ --        $  --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:              --           --

Net Cash Flows (used) by
   operating activities                                     --           --

Increase (decrease) in Cash                                 --           --

Cash at Beginning of the Period                             --           --
                                                          ------      -------
Cash at End of the Period                                   --           --

                                                          $ --        $  --
                                                          ======      =======

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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