Form 10QSB
period 1999-06-30
CASSCO CAPITAL CORP
filed 1999-09-21
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     ---------------------

Commission file number:    2  41703

                           CASSCO CAPITAL CORPORATION
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           43 1594165
-------------------------------                         --------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                         identification number)

1999 Broadway, Ste. 3250, Denver, Colorado                       80202
------------------------------------------                       -----
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

I.  PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CASSCO CAPITAL CORPORATION
                                 BALANCE SHEETS


                                                      June 30,      December 31,
                                                        1999            1998
                                                     ----------     ------------
                                                    (Unaudited)       (Audited)
ASSETS

Current Assets:
     Cash                                            $    --          $    --
                                                     ---------        ---------
 Total Current Assets                                     --          $    --
                                                     ---------        ---------
Total Assets                                         $    --          $    --
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    --          $    --
                                                     ---------        ---------
Total Current Liabilities                                 --               --
                                                     ---------        ---------
Shareholders' Equity
   (Deficit)

Common Stock, $.00333
  par value, 75,000,000
  shares authorized,
  22,817,505 shares
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
                                                     =========        =========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                       Six months ended June 30,
                                                        1999              1998
                                                        ----              ----

Total Income                                              --                --
                                                      -------             ------
General and
 administrative
  expenses:                                               --              19,113
                                                      -------             ------
       Total Expenses                                     --              19,113
                                                      -------             ------
Other income
  and expenses:                                           --                --


       Net income (loss)                                  --              19,113
                                                      =======             ======

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                       Six months ended June 30,
                                                         1999           1998
                                                         ----           ----

Cash (used) by operating activities:
   Net loss                                            $    --        $   --

Adjustments to reconcile netgain
   (loss) to net cash provided by
    operating activities:                                   --            --

Net Cash Flows (used) by
    operating activities                                    --            --

Increase (decrease) in Cash                                 --            --

Cash at Beginning of the Period                             --            --
                                                       --------      --------
Cash at End of the Period                                   --            --
                                                       --------      --------
                                                       $    --       $    --
                                                       ========      ========

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

The name of the Company was changed to Maid Rite Ventures, Inc., on April 8, 1985, and to Grandee Corporation on September 23, 1985, on which date the Company also increased its authorized shares of common stock from 25,000,000 to 75,000,000, concurrently effecting a decrease in par value per share from $.01 to $.00333.

In July, 1992, the Company entered into an agreement with K C Jakes BBQ & Grill, Inc., for the purpose of acquiring KC Jakes as a subsidiary. This agreement was set aside by a court of competent jurisdiction in 1994, as previously reported by the Company in a filing under the Securities Exchange Act of 1934 on Form
8K.

On January 10, 1995, the Company entered into an agreement with Epsitek, Inc., a Delaware corporation to acquire two subsidiaries of Epsitek as wholly owned subsidiaries of the Company. In conjunction with the acquisition, the Company issued 6,000,000 shares of common stock to Epsitek, which also appointed new directors and took control of the Company. Subsequently, Epsitek was unable to complete the conditions imposed for and at closing. The acquisition, therefore, did not occur and the shares issued in connection with the acquisition were returned to treasury and the board members of the Company appointed by Epsitek resigned.

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

CASSCO CAPITAL CORPORATION
(Registrant)

By:  /s/  Richard Gregory
     ------------------------------
     Richard Gregory, President and
     Chief Executive Officer

By:  /s/  Richard Gregory
     ------------------------------
     Richard Gregory, Chief Financial
     and Accounting Officer and
     Treasurer