Form 10QSB
period 1999-09-30
CASSCO CAPITAL CORP
filed 1999-10-28
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________
Commission file number: 2 41703

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, there were approximately 16,817,005 shares outstanding.



I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                 September 30,  December 31,
                                                                      1999        1998
                                                                      ----        ----
                                                                  (Unaudited)   (Audited)
ASSETS

Current Assets:
     Cash                                                               --      $    --
                                                                   ---------    ---------
     Total Current Assets                                               --      $    --
                                                                   ---------    ---------
          Total Assets                                             $    --      $    --
                                                                   =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $ 134,181    $    --
                                                                   ---------    ---------
          Total Current Liabilities                                  134,181    $    --
                                                                   ---------    ---------
Shareholders' Equity (Deficit)
       Common Stock, $.00333 par value, 75,000,000
             shares authorized, 16,817,505 outstanding                75,981       75,981
       Additional paid in capital                                    100,552      100,552
Retained earnings (deficit)                                         (310,714)    (176,533)
                                                                   ---------    ---------
     Total Shareholders' Equity (Deficit)                               --           --
                                                                   ---------    ---------
            Total Liabilities and Shareholders' Equity (Deficit)   $    --           --
                                                                   =========    =========


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                 Nine months ended September 30,
                                                     1999              1998
                                                     ----              ----

Total Income                                            --               --
                                                   ---------        ---------
General and administrative expenses:                 134,181           19,113
                                                   ---------        ---------
           Total Expenses                            134,181           19,113
                                                   ---------        ---------
Other income and expenses:
     Forgiveness of debt                                --               --
     Gain on stock recession                            --               --
     Interest expense                                   --               --
                                                   ---------        ---------
                                                        --               --

           Net income (loss)                       $(134,181)       $ (19,113)
                                                   =========        =========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                  Nine months ended September 30
                                                        1999         1998
                                                        ----         ----
Cash (used) by operating activities:
   Net income (loss)                                 $    --     $       --

Adjustments to reconcile net gain (loss) to
    net cash provided by operating activities:            --             --

Net Cash Flows (used) by
   operating activities                                   --             --

Increase (decrease) in Cash                               --             --

Cash at Beginning of the Period                           --             --
                                                     ---------   ------------
Cash at End of the Period                                 --             --

                                                     $    --     $       --
                                                     =========   ============

                           CASSCO CAPITAL CORPORATION
                          (a development stage company)

                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

The Company, during the period covered by this report, engaged an auditor and an attorney for the purpose of preparing and filing all delinquent reports and returns with the Securities and Exchange Commission and the Internal Revenue Service. This was accomplished during July, 1999. A substantial portion of the accounts payable and of the expenses for the period covered by this report related to these services.

The Company, on July 14, 1999, entered into contracts with two separate individuals for the purpose of increasing the public's awareness of the Company. These individuals have been actively engaged in preparing a corporate profile and introducing the Company to a variety of contacts within the industry. The contracts are for a two year period and each provide for monthly cash compensation of $5,000. The consultants may, if they choose to do so, convert their compensation to shares of the common stock of the Company. Neither of the consultants had elected to exercise their options as of the date of this report. A substantial portion of the accounts payable and of the expenses for the period covered by this report related to these services.

The Company, subsequent to the period covered by this report, elected to move forward in changing its domicile to Nevada and reverse splitting its outstanding shares of common stock on a one for 100 (1:100) basis. Management anticipates that this will be accomplished immediately subsequent to the filing of this report.

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

Item 6. Exhibits and Reports on Form S K

No reports on Form 8 KSB were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October, 1999.

CASSCO CAPITAL CORPORATION
(Registrant)


By: /s/ Richard Gregory
-----------------------
Richard Gregory, President and
Chief Executive Officer


By: /s/ Richard Gregory
-----------------------
Richard Gregory, Chief Financial
and Accounting Officer and
Treasurer