Form 10KSB
period 1999-12-31
CASSCO CAPITAL CORP
filed 2000-03-16
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended:

December 31, 1999  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 2  41703

                              Cassco Capital Corp.
             (Exact name of registrant as specified in its charter)

        Delaware                                       43 1594165
(State of incorporation)                 (I.R.S. employer identification number)

1999 Broadway, Ste. 3235, Denver, Colorado                80202
 (Address of principal executive offices)               (Zip Code)

1999 Broadway, Ste. 3235, Denver, Colorado                80202
          (Mailing address)                             (Zip Code)

Registrants telephone number: (303) 292 2992

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On March 3, 2000, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $.31 and $.50, respectively. On that date, there were approximately 3,000,000 shares of common stock outstanding. Affiliates held no shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was $1,215,000.

Registrant had no revenues during fiscal 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 6, 2000, there were approximately 3,000,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I

Item 1. Description of Business.

Cassco Capital Corp. (Company) was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, prior to 1999, had engaged in a variety of acquisitions and businesses in the past, none of which have proved successful.

The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for 12,000,000 post split shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury.

The Company is now engaged in the process of locating a merger and/or acquisition candidate.

Facilities: The executive offices of the Company, as of the date of this report, were located at 1999 Broadway, Ste. 3235, Denver, Colorado 80202. The telephone number at this address is (303) 292 2992. The Company was receiving the use of these offices free of charge.

Item 2. Description of Properties.

The Company owns no real or personal property.

Item 3. Litigation.

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to managements knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 3, 2000, there were approximately 3,000,000 shares of Common Stock issued and outstanding which were held of record by more than approximately 300 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol CSCA. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by the National Association of Securities Dealers, Inc., for the period indicated.

                       High    Low       Closing    High      Low     Closing
Calendar Quarter       Bid     Bid         Bid      Ask       Ask       Ask
----------------       ---     ---         ---      ---       ---       ---

March 31, 1997        0.4375   0.125      0.3125    0.5625    0.25     0.53125
June 30, 1997         0.34375  0.125      0.125     0.53125   0.25     0.25
September 30, 1997    0.21875  0.0625     0.0625    0.25      0.125    0.125
December 31, 1997     0.50     0.0625     0.19      0.59375   0.125    0.28

March 31, 1998        0.26     0.08       0.08      0.32      0.12     0.12
June 30, 1998         0.30     0.0625     0.20      0.475     0.09     0.30
September 30, 1998    0.27     0.02       0.03      0.38      0.04     0.06
December 31, 1998     0.075    0.02       0.03      0.95      0.025    0.04

March 31, 1999        0.05     0.02       0.045     0.09      0.025    0.065
June 30, 1999         0.335    0.035      0.07      0.26      0.05     0.09
September 30, 1999    0.11     0.03       0.055     0.13      0.055    0.08
December 31, 1999     2.50     0.02       2.125     4.125     0.025    3.00

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to reflect two previous reverse share splits; however, with the exception of the quarter ended December 31, 1999, they have not been adjusted to reflect a reverse one for seventy (1:70) share split which took place in the final quarter of 1999. On March 3, 2000, the closing inside bid and asked prices for the Common Stock were $.31 and $.50, respectively. On that date there were eight market makers.

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

Item 7. Financial Statements.


Halliburton, Hunter & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT

To the Directors and Shareholders
Cassco Capital Corp. (a Development Stage Company)


We have audited the accompanying balance sheets of Cassco Capital Corp. a development stage company, as of December 31, 1999 and 1998, and the related statements of operations, stockholders deficit and cash flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997. These statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cassco Capital Corp., a development stage company as of December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997, in conformity with generally accepted accounting principles.

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


Littleton, Colorado
March 10, 2000

                               CASSCO CAPTAL CORP
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                              December 31,
                                                           1999         1998
                                                           ----         ----
ASSETS

Current Assets:

 Cash                                                         --           --
 Total Current Assets                                         --           --
                                                         ---------    ---------
      Total Assets                                       $    --      $    --
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
      Total Current Liabilities                               --           --
                                                         ---------    ---------

Shareholders Equity (Deficit)

  Common Stock, $.001 par value, 100,000,000
    shares authorized, 240,000 and 3,000,000
    issued and outstanding                                   3,000       75,981
  Additional paid in capital                               397,783      100,552
Retained earnings (deficit)                               (400,783)    (176,533)
                                                         ---------    ---------

  Total Shareholders Equity (Deficit)                         --           --
                                                         ---------    ---------

Total Liabilities and Shareholders Equity (Deficit)      $    --      $    --
                                                         =========    =========




                 The Auditors report and accompanying notes are
                      an integral part of these statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                 Years ended December 31,
                                              1999         1998         1997
                                              ----         ----         ----

Total Income                                     --           --           --
                                            ---------    ---------    ---------

General and administrative expenses:
 Legal expenses                                69,000       27,887       36,630
 Consulting expenses                          138,000         --           --
 Officer's compensation                        17,250         --           --
                                            ---------    ---------    ---------
      Total Expenses                          224,250       27,887       36,630
                                            ---------    ---------    ---------

      Net income (loss)                     $(224,250)   $ (27,887)   $ (36,630)
                                            =========    =========    =========





                 The Auditors report and accompanying notes are
                      an integral part of these statements


                                        CASSCO CAPITAL CORP.
                                    (A Development Stage Company)

                                 STATEMENTS OF STOCKHOLDER'S EQUITY

                                                               Additional      Total
                                    Common          Stock       Paid in     Accumulated      Equity
                                    Shares         Amount       Capital      (Deficit)      (Deficit)
                                    ------         ------       -------      ---------      ---------

Balance, December 31, 1996         3,442,505    $    11,464   $   100,552   $  (112,016)   $      --

Issuance of stock for services    11,000,000         36,630          --            --           36,630

Net loss for the year ended
   December 31, 1997                    --             --            --         (36,630)       (36,630)
                                  ----------    -----------   -----------   -----------    -----------

Balance, December 31, 1997        14,442,505    $    48,094       100,552      (148,646)          --

Issuance of stock for services     8,374,500         27,887          --            --           27,887

Net loss for the year ended
   December 31, 1998                    --             --            --         (27,887)       (27,887)
                                  ----------    -----------   -----------   -----------    -----------

Balance, December 31, 1998        22,817,005    $    75,981   $   100,552   $  (176,533)   $      --

Return of shares to treasury      (6,000,000)          --            --            --             --
   and retired

Reverse 70:1 share split         (16,577,005)       (75,741)       75,741          --             --

Issuance of stock for services     2,760,000    $     2,760   $   221,490          --          224,250

Net loss for the year ended
 December 31, 1999                      --             --            --        (224,250)      (224,250)
                                  ----------    -----------   -----------   -----------    -----------

Balance, December 31, 1999         3,000,000    $     3,000   $   397,783   $  (400,783)          --
                                  ==========    ===========   ===========   ===========    ===========




                           The Auditors report and accompanying notes are an integral part of these financial statements

                                                 7


                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                       Years ended December 31
                                                   1999        1998          1997
                                                   ----        ----          ----

Cash (used) by operating activities:
   Net loss                                     $(224,250)   $ (27,887)   $ (36,630)

Adjustments to reconcile net gain (loss) to net cash provided by operating activities:

     Issuance of stock                            224,250       27,887       36,630

Net Cash Flows (used) by operating activities        --           --           --

Increase (decrease) in Cash                          --           --           --

Cash at Beginning of the Period                      --           --           --
                                                ---------    ---------    ---------

Cash at End of the Period                            --           --           --
                                                =========    =========    =========




                 The Auditors report and accompanying notes are an integral part of these financial statements

                                       8

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

In July, 1992, the Company entered into an agreement with K C Jakes BBQ & Grill, Inc., for the purpose of acquiring this entity as a subsidiary. This agreement was set aside by a court of competent jurisdiction in 1994, as previously reported by the Company in a filing under the Securities Exchange Act of 1934 on Form 8 KSB.

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

The Company entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for 12,000,000 post split shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury.

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

Loss Per Share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. At the year ends reports, basic and dilutive loss per share are the same. The net loss per share calculations reflect the effect of stock dividends and stock splits.

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

1999 Stock option plan: During the final quarter of 1999, the Company's Board of Directors adopted a stock option plan in which employees of the Company and its subsidiaries are eligible to participate. The plan is being administered by the Board, which may subsequently appoint a committee for this purpose. The plan sets aside up to 3,000,000 shares of common stock to cover options to be granted over the term of the plan. The plan has a ten year term . The company has filed a registration statement under the act to cover the shares which are issued under the plan. At year end, options to acquire 2,070,000 had been granted, all of which had also been exercised. Subsequent to year end, options on the remaining 930,000 shares available under the plan had been granted, but had not been exercised as of the date of this report.

B. Going Concern: As shown in the accompanying financial statements, the Company incurred net operating losses and liabilities exceeded assets. These factors as well as the uncertainty regarding the Company's ability to raise capital creates substantial doubt about the Companys ability to continue as a going concern.

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


                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the filing of this report:

      Name              Age                           Position
      ----              ---                           --------

Charles Stidham         57           Director, President, CEO, CFO and Treasurer

Profiles of Directors and Executive Officers:

Mr. Stidham has been in private business in the Dallas, Texas, metropolitan area during the past five years. He graduated from Georgia Tech University in Atlanta, Georgia, with a Bachelor of Science Degree in Mechanical Engineering in 1964 and from the University of Texas in Austin, Texas, in 1975 with a Juris Doctorate.

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

Item 10. Executive Compensation.

No compensation was paid to executive officers in their capacities as cuh during the years ended 1994 through 1999.

Item 11. Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of March 3, 2000, of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

    Name of                         Number of Shares    Percentage of
Beneficial Owner                   Beneficially Owned    Ownership *
----------------                   ------------------    -----------

Charles Stidham                           0 (1)              0%

Robert G.M. Hind                        690,000             23%

Barry J. Muncaster                      690,000             23%

Mark S. Pierce                          690,000             23%

All executive officers and
  directors as a group (one person)                         -0-

* Based on approximately 3,000,000 shares of common stock outstanding on March 3, 2000.

(1) Mr. Stidham, on February 16, 2000, was granted an option to acquire up to 930,000 shares of common stock at a price per share of the greater of $.05 or the market price therefor on either the date of grant or exercise. Mr. Stidham, also on February 16, 2000, was issued 1,000,000 preferred shares denominated Series A Preferred Shares. These shares were valued at $1,000 and were issued to Mr. Sitdham as compensation for his agreeing to serve as the sole executive officer and director of the Company. This series bears no dividends, are convertible on the basis of one preferred share for twenty common shares, have one vote per convertible common share and vote as a class with the common, are redeemable at the option of the Company at the price of $.25 per share, have no sinking funds provisions and are otherwise subject to Nevada law.

Item 12. Certain Transactions: None.

Item 13. Exhibits and Reports on Form 8-K.: December 1, 1999 (S&J Acquisition)

                                   SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas the 15th day of March, 2000.

CASSCO CAPITAL CORPORATION
(Registrant)


By: /s/ Charles Stidham
-----------------------
Charles Stidham, Chief Executive,
Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity indicated on the 15th day of March, 2000.



By: /s/ Charles Stidham
-----------------------
Charles Stidham, Sole Director

                                    Exhibits:


Exhibit No. 1: Form 8 KSB dated December 1, 1999 (S&J Acquisition)


Exhibit No. 2: Preferred Stock Resolutions