Form 10QSB
period 2000-03-31
CASSCO CAPITAL CORP
filed 2000-05-04
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 2-41703

                              Cassco Capital Corp.
             (Exact name of registrant as specified in its charter)

             Delaware                                           43 159416
  (State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification number)


1999 Broadway, Ste. 3235, Denver, Colorado                       80202
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (303) 292 2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 2000, there were approximately 3,000,000 common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                               March 31,            December 31,
                                                 2000                   1999
                                                 ----                   ----
                                              (Unaudited)            (Audited)
ASSETS
  Current Assets:
   Cash                                             --                    --
   Total Current Assets                             --                    --
                                               ---------             ---------
 Total Assets                                  $    --               $    --
                                               =========             =========

LIABILITIES AND SHAREHOLDERS EQUITY
 Current Liabilities
  Total Current Liabilities                         --                    --
                                               ---------             ---------

Shareholders Equity (Deficit)
Common Stock, $.001 par value, 100,000,000
   shares authorized, 240,000 and 3,000,000
   issued and outstanding                          3,000                 3,000
Preferred Stock, $.01 par
    value, 10,000,000
    shares authorized,
    1,000,000 issued and
    outstanding                                    1,000                  --
Additional paid in capital                       397,783               397,783
Retained earnings (deficit)                     (401,783)             (400,783)
                                               ---------             ---------

Total Shareholders Equity (Deficit)                 --                    --
                                               ---------             ---------

Total Liabilities and
 Shareholders Equity (Deficit)                 $    --               $    --
                                               =========             =========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,
                                                      2000                1999
                                                      ----                ----

Total Income                                         $  --              $   --
General and administrative expenses:                   1,000                --
                                                     -------            --------

Total Expenses                                          --                  --
                                                     -------            --------

Net income (loss)                                    $(1,000)           $   --
                                                     =======            ========

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     Three Months ended March 31
                                                           2000        1999
                                                           ----        ----

Cash (used) by operating activities:

Net loss                                                 $(1,000)      $ --

Adjustments to reconcile net gain (loss) to net cash provided by operating activities:

Issuance of stock                                          1,000         --
Net Cash Flows (used) by operating activities               --           --
Increase (decrease) in Cash                                 --           --
Cash at Beginning of the Period                             --           --
                                                         -------       ------
Cash at End of the Period                                $  --         $ --
                                                         =======       ======

                              CASSCO CAPITAL CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registration have been included, and the disclosure are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. The Comapny has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that the Company does not had a tax liability due to operating losses.

Note 6. As shown in the accompanying financial statements, the Company incurred net operating losses and liabilities which exceeded assets. These factors, as well as the uncertainty regarding the Company's ability to raise capital, creates substantial doubt about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations: Cassco Capital Corp. (Company) was incorporated as Anthony Kane Incorporatedunder the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, prior to 1999, had engaged in a variety of acquisitions and businesses in the past, none of which have proved successful.

The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for 12,000,000 post split shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginningas if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. The Company is now engaged in the process of locating a merger and/or acquisition candidate.

Liquidity and Capital Resources: The Company, from inception has relied on capital infusions from executive officers and directors and on credit from vendors.


                           PART II - OTHER INFORMATION


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

Item 6. Exhibits and Reports on Form 8-K

This item is not applicable to the Company for the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of May 2000.

CASSCO CAPITAL CORPORATION (Registrant)

By: /s/ Charles Stidham
-----------------------
Charles Stidham, Chief Executive Officer

By: /s/ Charles Stidham
-----------------------
Charles Stidham, Chief Financial and
Accounting Officer and Treasurer