Form 10QSB
period 2000-06-30
CASSCO CAPITAL CORP
filed 2000-08-08
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 2-41703

                      Diversified Technologies Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                              43 1594165
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            identification number)

13555 Noel Rd., Ste. 500, Dallas, Texas    75240
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:(972) 691 6212

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 2000, there were approximately 7,160,000 common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2000             1999
                                                       ----             ----
                                                    (Unaudited)       (Audited)
ASSETS
Current Assets:
Cash and Subscriptions                                 100,000             --
Total Current Assets                                      --               --
                                                     ---------        ---------
Total Assets                                         $    --          $    --
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Total Current Liabilities                                 --               --
                                                     ---------        ---------
Shareholders Equity (Deficit)
Common Stock, $.001
par value, 100,000,000
shares authorized,
60,000 and 6,760,000
shares issued and
outstanding                                              9,700            3,000
Additional paid
in capital                                             581,083          397,783
Retained earnings
(deficit)                                             (490,783)        (400,783)
                                                     ---------        ---------
Total Shareholders
 Equity (Deficit)                                    $ 100,000             --
                                                     ---------        ---------

Total Liabilities
and Shareholders
Equity (Deficit)                                     $ 100,000        $    --
                                                     =========        =========

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                     Six Months Ended June 30,
                                                     2000                1999
                                                     ----                ----

Total Income                                        $   --              $   --

General and
administrative
expenses:                                             90,000                --
                                                    --------            --------
Total Expenses                                        90,000                --
                                                    --------            --------
Net income (loss)                                   $(90,000)           $   --
                                                    ========            ========

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                       Six Months ended June 30,
                                                            2000         1999
                                                            ----         ----
Cash (used) by operating activities:
Net loss
                                                         $ (90,000)     $  --

Financing activities:
Issuance of stock                                        $ 100,000         --

Adjustments to reconcile net gain (loss) to net cash provided by operating activities:

Issuance of stock for services                              90,000         --

Net Cash Flows (used) by operating activities                 --           --

Increase (decrease) in Cash                                   --           --

Cash at Beginning of the Period                               --           --
                                                         ---------      -------

Cash at End of the Period                                $ 100,000      $  --
                                                         =========      =======

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)

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

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common \ stock outstanding during the period.

Note 3. The Company has not declared or paid dividends on its common shares since inception.

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

Results of Operations: Diversified Technologies Group, Inc., f/k/a Cassco Capital Corp. (Company), was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, prior to 1999, had engaged in a variety of acquisitions and businesses in the past, none of which have proved successful.

The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for 12,000,000 post split shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. The Company then elected to recapitalize itself and effected a reverse 1:50 common share split on June 23, 2000.

On June 10, 2000, the Company raised investment capital aggregating $100,000, issuing 4,700,000 post split common shares in exchange. On June 30, 2000, the Company satisfied approximately $90,000 in debt through the issuance of 2,000,000 post split common shares to former officers, directors and contractors with the Company.

On July 21, 2000, the Company acquired 100% of the outstanding capital stock of Demandfax, Inc., privately held Texas corporation (Demandfax), from its sole shareholder, Mr. John P. Harris, solely in exchange for 400,000 restricted common shares of DTGI. Mr. Harris remains as the primary operations officer of Demandfax and has been appointed to the board of DTGI.

Business of Demandfax: Demandfax provides enhanced fax, voice broadcast, and email broadcast services that allow its customers to reach their audience; customers, staff, business associates, prospects, the media, investors, and more, all over the world, anytime, quickly and efficiently. These services provide internal corporate, and organizational communications, sales and marketing, advertising, public relations, customer service response, and any other communications project that requires sending volume communications at low cost.

Demandfax can send a fax to millions of recipients anywhere in the world overnight. DemandFAX provides Fax on demand service which distributes client information requests 24 hours a day, seven days a week. Two areas of focus are in response advertising so that (1) customers can offer sales and marketing information via an 800 number and (2) customer service can allow customers to call the system and request technical or other customer support information. The Web enabled version allows fax documents to be retrieved via the Internet.

Demandfax, in conjuction with Multipath Imaging Services, offers a proprietary digitizing process for ensuring the highest quality, highest resolution images. The unique digitization process and conversion of artwork, B&W and color photos, graphics, and other materials allows DemandFAX to offer faxes with greater visual impact than that of other firms.

DemandFAX offers enhanced email broadcasting that can send millions of emails to internet users around the world. The basic enhanced email broadcast service supports multiple attachments, links to Internet URL's and extensive reporting capabilities.

Demandfax offers enhanced voice broadcasting which allows customers to send a pre recorded message via sound, music, voices, etc. to millions of phone numbers automatically.

Demandfax provides the following ancillary services: (1) list procurement/compiling (fax, email, phone); (2) graphics & photography; (3) layout & design; (4) copywriting; and (5) database management

Demandfax Markets: Demandfax competes in the outsourced facsimile and unifired messaging markets. Unified messaging combines voice mail, fax and email into one universal mailbox accessible by phone and computer.

     Outsourced Facsimile Market: The following projections were taken from Computer Telephony in December, 1998, and June, 2000, and from Communications News in July, 2000:

1. The number of fax minutes projected for calendar 2000 is 500 billion. 2. The outsourced fax compound annual growth rate is 22 percent. 3. Faxing will be a $3.24 billion market by 2003. 4. There are 45 million fax machines installed in United States. 5. 100 million fax machines have been installed worldwide. 6.
99.9 percent of those organizations with 100+ employees have facsimiles. 7. 1.55 billion people have fax access. 8. 75 percent of the Fortune 500 companies have no plans to phase out fax. 9. Facsimile traffic accounts for 40 percent of the average business' phone bill.

     Unified Messaging Market: The following projections were taken from trade research data made available by ICD/JFAX in May, 2000:

1. The estimated revenue for 1998 in the Unified Fax markets was $10,000,000. 2. The estimated revenue for 2002 is projected at $6.3 billion. 3. There were 35,000 unified messaging mailboxes in 1998. 4. There will be 25.4 million unifed messaging mailboxes in 2003. 5. Surveys show that nearly one fourth of US households are interested in messaging mailboxes.

Mr. John P. Harris retains operational control of Demandfax. He has 30 years experience in developing and implementing broad based marketing/sales strategies. Mr. Harris has specialized in startups and turnarounds in the following markets: Consumer Products and Services, Wholesale Distribution Networks and Telecommunications. Mr. Harris founded Demandfax in 1992 and continues to serve as its chairman and chief executive officer. In his capacities with this organization he developed and implemented the business plan for the entity, with particular emphasis on the development and implementation of a a marketing/sales strategy. Mr. Harris attended San Jose College and the Wake Forest School of Business, but received no degree from either institution.

Liquidity and Capital Resources: The Company, from inception has relied on capital infusions from executive officers and directors and investors and on credit from vendors.

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of August, 2000.

DIVERSIFIED TECHNOLOGIES GROUP, INC. (Registrant)

By: /s/ John C. Harris
----------------------
John C. Harris, Chief Executive Officer


By: /s/ John C. Harris
----------------------
John C. Harris, Chief Financial and
Accounting Officer and Treasurer