Form 10QSB
period 2000-09-30
CASSCO CAPITAL CORP
filed 2000-11-14
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 2-41703

                      Diversified Technologies Group, Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                      43-1594165
             ------                                      ----------
  (State or other jurisdiction           (I.R.S. employer identification number)
of incorporation or organization)

                  13555 Noel Rd., Ste. 500, Dallas, Texas 75240
               (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------

Issuer's telephone number, including area code: (972) 691-6212

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 13, 2000, there were approximately 28,640,000 common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                        Sept 30,    December 31,
                                                          2000         1999
                                                        ---------    ---------
                                                       (Unaudited)   (Audited)
                                     ASSETS
Current Assets
     Cash                                               $  36,655    $       0
     Accounts receivable                                    3,918            0
                                                        ---------    ---------
         Total Current Assets                              40,573            0

Equipment, net of accumulated depreciation                 41,898            0

Other assets
     Organization costs, net of accumulated
        amortization                                          983            0
                                                        ---------    ---------

Total Assets                                            $  83,454    $       0
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                   $  10,411    $       0
                                                        ---------    ---------
         Total Current Liabilities                         10,411            0

Stockholders' Equity  (Deficit)
     Common stock, $.001 par value
         100,000,000 shares authorized
         60,000 and 7,210,000 shares
         issued and outstanding                            10,150        3,000
     Additional paid-in capital                           597,870      397,783
     Retained earnings (deficit)                         (534,977)    (400,783)
                                                        ---------    ---------
     Total Stockholders' Equity                            73,043            0
                                                        ---------    ---------

Total Liabilities and Stockholders' Equity              $  83,454    $       0
                                                        =========    =========


                 See Accompanying Notes to Financial Statements

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                      Nine Months Ended Sept 30,
                                                       2000              1999
                                                    ---------          ---------

Revenues                                            $  45,149          $       0

Cost of goods sold                                     18,036                  0
                                                    ---------          ---------

Gross Profit                                           27,113                  0

General and administrative                            161,307                  0
                                                    ---------          ---------

Net Income (Loss)                                   $(134,194)         $       0
                                                    =========          =========


                 See Accompanying Notes to Financial Statements


                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended Sept 30,
                                                         2000           1999
                                                       ---------      ---------

OPERATING ACTIVITIES:
     Net Loss                                          $(134,194)     $       0

FINANCING ACTIVITIES:
     Issuance of stock                                   100,050              0
     Issuance of stock for services                       90,000              0
                                                       ---------      ---------

     Net cash provided by financing activities           190,050              0
                                                       ---------      ---------

NET INCREASE IN CASH                                                          0

CASH AT BEGINNING OF PERIOD                                    0              0
                                                       ---------      ---------

CASH AT END OF PERIOD                                  $  36,655      $       0
                                                       =========      =========


                 See Accompanying Notes to Financial Statements

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

Note 7. The Company effected a forward four for one (4:1) split of its capital shares. The split became effective on Monday, November 13, 2000, for all shareholders of record as of the close of business on Friday, November 10, 2000. The share figures in these financial statements are as of September 30, 2000, and, therefore, do not reflect this forward capital split. All other references in this filing to capital shares are to post-split shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

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

Results of Operations: On June 10, 2000, the Company raised investment capital aggregating $100,000, issuing 16,800,000 post-split common shares in exchange. On June 30, 2000, the Company satisfied approximately $90,000 in debt through the issuance of 8,000,000 post-split common shares to former officers, directors and contractors with the Company.

On July 21, 2000, the Company acquired 100% of the outstanding capital stock of Demandfax, Inc., privately-held Texas corporation ("Demandfax"), from its sole shareholder, Mr. John P. Harris, solely in exchange for 1,600,000 "restricted" common shares of the Company. Mr. Harris remains as the primary operations officer of Demandfax and has been appointed to the board of the Company.

On September 29, 2000, the Company acquired 100% of the outstanding capital stock of CareNet, Inc., a privately-held Florida corporation ("CareNet"), from its sole shareholder, Dr. Allen Okie. CareNet is a start-up "application services provider" which is still in the process of defining its business plan and perfecting a web-based software program for sale to the medical services industry. CareNet has had no revenues to date and is, in fact, still in its development stage. The Company has extended working capital to CareNet to assist in the effectuation of its business plan.

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

Demandfax can send a fax to millions of recipients anywhere in the world overnight. DemandFAX provides Fax-on-demand service which distributes client information requests 24 hours a day, seven days a week. Two areas of focus are in response advertising so that (1) customers can offer sales and marketing information via an 800 number and (2) customer service can allow customers to call the system and request technical or other customer support information. The Web-enabled version allows fax documents to be retrieved via the Internet.

Demandfax, in conjuction with Multipath Imaging Services, offers a proprietary digitizing process for ensuring the highest-quality, highest-resolution images. The unique digitization process and conversion of artwork, B&W and color photos, graphics, and other materials allows DemandFAX to offer faxes with greater visual impact than that of other firms.

DemandFAX offers enhanced email broadcasting that can send millions of emails to internet users around the world. The basic enhanced email broadcast service supports multiple attachments, links to Internet URL's and extensive reporting capabilities.

Demandfax offers enhanced voice broadcasting which allows customers to send a pre-recorded message via sound, music, voices, etc. to millions of phone numbers automatically.

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

     Outsourced Facsimile Market: The following projections were taken from "Computer Telephony" in December, 1998, and June, 2000, and from "Communications News" in July, 2000:

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

     Unified Messaging Market: The following projections were taken from trade research data made available by "ICD/JFAX" in May, 2000:

1. The estimated revenue for 1998 in the Unified Fax markets was $10,000,000. 2. The estimated revenue for 2002 is projected at $6.3 billion. 3. There were 35,000 unified messaging mailboxes in 1998. 4. There will be 25.4 million unifed messaging mailboxes in 2003. 5. Surveys show that nearly one-fourth of US households are interested in messaging mailboxes.

Mr. John P. Harris retains operational control of Demandfax. He has 30 years experience in developing and implementing broad based marketing / sales strategies. Mr. Harris has specialized in startups and turnarounds in the following markets: Consumer Products and Services, Wholesale Distribution Networks and Telecommunications. Mr. Harris founded Demandfax in 1992 and continues to serve as its chairman and chief executive officer. In his capacities with this organization he developed and implemented the business plan for the entity, with particular emphasis on the development and implementation of a a marketing/sales strategy. Mr. Harris attended San Jose College and the Wake Forest School of Business, but received no degree from either institution.

Liquidity and Capital Resources: The Company, from inception and until June 10, 2000, relied on capital infusions from executive officers and directors and on credit from vendors. On the foregoing date, the Company received capital aggregating approximately $100,000 as a capital infusion. Demandfax operates on approximately a break even basis. The funds expended during the period of this report, other than those expended by Demandfax and in the extension of funds to CareNet, were in furtherance of the Company's efforts to find acquisition candidates.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable. The Company, subsequent to the period covered by this report effected a forward four for one (4:1) capital share split, among other matters.

Item 5. Other Information

There is no additional information which the Company is electing to report under this item at this time.

Item 6. Exhibits and Reports on Form 8-K

This item is not applicable to the Company for the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 147th day of November, 2000.

DIVERSIFIED TECHNOLOGIES GROUP, INC. (Registrant)

By: /s/ John C. Harris
----------------------------------------
John C. Harris, Chief Executive Officer

By: /s/ John C. Harris
----------------------------------------
John C. Harris, Chief Financial and
Accounting Officer and Treasurer


                                  * * * * * * *