Form 10KSB
period 2000-12-31
DIVERSIFIED TECHNOLOGIES GROUIP INC
filed 2001-03-23
CIK 54424

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 KSB

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2000 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 2  41703
                      Diversified Technologies Group, Inc.
             (Exact name of registrant as specified in its charter)

               Nevada                         43 1594165
        (State of incorporation) (I.R.S. employer identification number)

                   48 S.W. 16th Street, Dania Beach, FL 33004
               (Address of principal executive offices) (Zip Code)

                   48 S.W. 16th Street, Dania Beach, FL 33004
                          (Mailing address) (Zip Code)

Registrants telephone number:  954.927.0034
Securities  registered  pursuant to Section  12(b) of the Act:  None
Securities  registered  pursuant to Section  12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On March 5, 2001, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $.34 and $.46, respectively. On that date, there were approximately 22,540,000 shares of common stock outstanding. Affiliates held no shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was $9,016,000.

Registrant had no revenues during fiscal 2000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 5, 2001, there were approximately 22,540,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I

Item 1.  Description of Business.

Business of the Company: Diversified Technologies Group, Inc. (the "Company"), is a Nevada corporation with a class of equity securities (common stock) registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for 12,000,000 post split shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. After the recission, Mr. Richard Gregory was appointed the sole member of the board and remains in that position.

On July 21, 2000, the Company acquired 100% of the outstanding capital stock of Demandfax, Inc., privately held Texas corporation ("Demandfax"), from its sole shareholder, Mr. John P. Harris, solely in exchange for 400,000 "restricted" pre split common shares of DTGI. Mr. Harris remained the primary operations officer of Demandfax and was appointed to the board of DTGI. Demandfax was required, under the conditions of the acquisition agreement, to deliver audited financial statements within 75 days of the closing of the acquisition. This obligation was not met and the acquisition was automatically rescinded by the terms of the agreement. The Company also began negotiations with CareNet, a Florida corporation, for the purpose of acquiring that entity; however, one of the conditions to closing was the delivery by CareNet of audited financial statements. These statements were not forthcoming and the acquisition was abandoned. The Company had loaned CareNet $7,000 in working capital. This amount has been written off by the Company as uncollectible.

The Company remains actively engaged in the process of locating a merger and/or acquisition candidate.

Facilities: The executive offices of the Company, as of the date of this report, were located at 48 S.W. 16th Street, Dania Beach, FL 33004. The Company is receiving the use of these premises free of charge from its current President. The telephone number at this address is 954.927.0034.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2000. The shareholders of the Company acted by consent on two occasions in 2000. First for the purpose of effecting a reverse one for fifty (1:50) capital share split, and the other for the purpose of effecting a forward four for one (4:1) capital share split.

PART II


Item 5.   Market for Common Equity and Related Stockholder Matters.

As of March 5, 2001, there were approximately 22,540,000 shares of Common Stock issued and outstanding which were held of record by more than 300 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol DTGI. The following table sets forth the range of the high and low closing bid and asked prices per share of the Common Stock as reported by the National Association of Securities Dealers, Inc., during the last two calendar years for the period indicated.


Calendar Quarter          High Bid  Low Bid  Closing Bid High Ask   Low Ask   Closing Ask

March 31, 1999 ...........        0.0      0.0     0.0       0.0      0.0      0.025
June 30, 1999 ............        0.3      0.0     0.0       0.2      0.0      0.07
September 30, 1999 .......        0.1      0.0     0.0       0.1      0.0      0.07
December 31, 1999 ........        2.5      0.0     0.0       4.1      0.0      0.045
March 31, 2000 ...........        2.4      0.3     0.3       3.0      0.4      0.4375
June 30, 2000 ............        0.3      0.0     0.0       0.1      0.0      0.065
September 30, 2000 .......       10.0      1.2     3.2      12.0      0.6      3.75
December 31, 2000 ........        3.5      0.1     0.1       5.0      0.2      0.21875



The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to retroactively reflect a reverse one for seventy (1:70) share split which took place in the quarter ended December 31, 1999, a reverse one for fifty (1:50) share split which took place in the quarter ended June 30, 2000, and a forward four for one (4:1) share split which took place in the final quarter of 2000. On March 5, 2001, the closing inside bid and asked prices for the Common Stock were $.34 and $.46, respectively. On that date there was one market maker bidding for shares and one market maker publishing an ask.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere in this report. The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses from operations since inception and had a net capital deficiency at year end. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

Results of Operations: The Company, as a result of the cessation of its business and the failure of its proposed acquisitions, had no operations during the year; thus, no meaningful comparison can be made to prior years.

Liquidity and Capital Resources: The Company, from inception has relied on capital infusions from executive officers, directors and shareholders and on credit from vendors.




Item 7.  Financial Statements.

The financial statements are included beginning at F-1. See Index to the Financial Statements.


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

On March 12, 2001, the Company accepted the resignation of Halliburton, Hunter & Associates as the independent accountant of the Company, appointing Robison, Hill & Co. in its stead. The Company had no disagreement with its former accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the former principal accountant's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The decision to accept the resignation of Halliburton, Hunter & Associates and appoint Robison, Hill & Co. in its stead was approved by the full Board of Directors since the Company has no audit or similar committee. The resignation letter of the former accountants is on file with the Company.


PART III

Item 9.  Directors and Executive Officers of the Registrant.

Table of Directors and Executive Officers:

The following table sets forth all current directors and executive officers of the Company, as well as their ages, as of the date of the filing of this report:

  Name                           Age                Position

Richard Gregory                  66        Chairman of the Board of Directors

W. Steven Garrett                57        CEO, President, CFO, Treasurer, CAO

Profiles of Directors and Executive Officers:

Richard Gregory has been a consultant to the construction industry in the Dallas, Texas, metropolitan area during the past five years.

W. Steven Garret has been President of the Company since December 31, 2000. For the past five years Mr. Garrett has been engaged in private business, directly and as a consultant, primarily in the Miami, Florida, metropolitan area. Mr. Garrett has been involved in directing leading edge technology start up companies by providing organization, methods, orientation, systems and focus for manufacturing plants, marketing and sales organizations, internet solutions providers, software developers and e Business systems during his 35 year executive management career. Most recently, he was President / CEO of Fat Free Burger Co., Inc., where Mr. Garrett directed the 1994 implementation of EDI with USA Defense Commissary Agency and then he secured the First World Wide New food distribution contract from the U.S. Government. Later as General Manager, V.P. of Fanny's Fat Free Foods, Inc., Mr. Garrett designed and directed the development and implementation of a 300 page interactive web site with AT&T, which AT&T used to promote their entry into web site development arena. The design included a four tier security system, customer interactive sequences and automated inventory ordering and replacement system for over 1,000 product items, while directing manufacturing, packaging and marketing simultaneously.

No current director has any arrangement or understanding whereby they are or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the shareholders annual meeting. The Company does not have any standing audit, nominating or compensation committee, or any committee performing similar functions.

Item 10.  Executive Compensation.

No compensation was paid to executive officers in their capacities as such during the years ended 1994 through 2000.

Item 11.  Security Ownership of Management and Certain Others.

The following table sets forth certain information regarding the beneficial ownership as of March 5, 2001, of the Common Stock by (1) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and executive officers as a group. Except as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.

Name of                                Number of Shares         Percentage of
Beneficial Owner                       Beneficially Owned       Ownership *

Bruce Pierce ...............            2,250,000               9.98%
Connie Howard ..............            2,250,000               9.98%
Teresa McKee ...............            2,250,000               9.98%
Lynn Elliott ...............            2,250,000               9.98%
Cynthia Jared ..............            2,250,000               9.98%
Rachell York ...............            2,250,000               9.98%

All executive officers and directors as a group (one person) -0- * Based on approximately 22,540,000 shares of common stock outstanding on March 5, 2001.

Item 12.  Certain Transactions:   None.

Item 13.  Exhibits and Reports on Form 8-K.:  None.

                                   SIGNATURES


In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boca Raton, State of Florida the 22nd day of March, 2001.

DIVERSIFIED TECHNOLOGIES GROUP, INC.
(Registrant)

By: /s/ Steven Garrett
Steven Garrett, Chief Executive,
Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity indicated on the 22nd day of March, 2001.

By: /s/ Richard Gregory
Richard Gregory, Sole Director


Exhibits:


Exhibit No. 1: Form 8 KSB dated July 21, 2001 (DemandFax Acquisition)

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                         (Formerly Cassco Capital Corp.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                            Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2000 and 1999...............................................F - 2

Statements of Operations
  For the Years Ended December 31, 2000 and 1999...........................F - 3

Statement of Stockholders' Equity for the
  Period February 5, 1969 (inception) (unaudited)to December 31, 2000......F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2000 and 1999...........................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Diversified Technologies Group, Inc.
(formerly Cassco Capital Corp.)
(A Development Stage Company)


     We have audited the accompanying balance sheet of Diversified Technologies Group, Inc. (formerly Cassco Capital Corp.) (a development stage company) as of December 31, 2000, and the related statements of operations and cash flows for the year then ended, and the statement of stockholders' equity for the period from February 5, 1969 (inception)(unaudited) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diversified Technologies Group, Inc. (formerly Cassco Capital Corp.) (a development stage company) as of December 31, 1999, were audited by other auditors whose report dated March 10, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, 2000 financial statements referred to above present fairly, in all material respects, the financial position of Diversified Technologies Group, Inc. (formerly Cassco Capital Corp.) (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Respectfully submitted



                                          /s/ ROBISON, HILL & CO.
                                          Certified Public Accountants

Salt Lake City, Utah
March 21, 2001

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                           December 31,
                                                        -----------------------
                                                          2000          1999
                                                        ---------     ---------

Assets - Cash ......................................    $     417     $    --
                                                        =========     =========

Current Liabilities:
   Accounts payable ................................    $   5,779     $    --
   Loans payable - shareholders ....................        9,900          --
                                                        ---------     ---------

          Total Current Liabilities ................       15,679          --
                                                        ---------     ---------

Stockholders' Equity (Deficit):
  Preferred Stock, Par value $.001
     Authorized 10,000,000 shares
     Issued - None .................................         --            --
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 22,540,000 shares at December 31,
    2000 and 240,000 at December 31, 1999 ..........       22,540           240
  Paid-In Capital ..................................      543,243       400,543
  Retained Deficit .................................     (536,688)     (400,783)
  Deficit Accumulated During the
    Development Stage ..............................      (44,357)         --
                                                        ---------     ---------

     Total Stockholders' Equity (Defidit) ..........      (15,262)         --
                                                        ---------     ---------

     Total Liabilities and
       Stockholders' Equity ........................    $     417     $    --
                                                        =========     =========








   The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS





                                                                     Cumulative
                                                                     since
                                                                     October 4,
                                                                     2000
                                                                     inception
                                            For the year ended       of
                                               December 31,          development
                                         ------------------------
                                           2000           1999         stage
                                         ---------      ---------      --------
Revenues: ..........................     $    --        $    --        $   --

General and Administrative
   Expenses: .......................       180,262        224,250        44,357
                                         ---------      ---------      --------

     Net Loss ......................     $(180,262)     $(224,250)     $(44,357)
                                         ---------      ---------      --------

Basic & Diluted loss per share           $   (0.02)     $   (0.93)
                                         =========      =========



















   The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2000


                                                                      Deficit
                                                                     Accumulated
                                                                      Since
                                                                     October 4,
                                                                      2000
                                                                    Inception of
                                   Common Stock    Paid-In Retained  Development
                                   Shares Par Value Capital   Deficit   Stage
                                    -------  ----  --------  ---------   ------
Balance at February 5, 1969
(inception) ........................   --    $--   $   --    $    --     $ --

June 11, 1969 Issuance of Stock for
cash ...............................    928     1   102,154       --       --
Issuance of stock for services .....     50   --      6,137       --       --
Net Loss 1969 to 1993 ..............   --     --       --     (171,352)    --
                                    -------  ----  --------  ---------   ------

Balance at December 31, 1993 .......    978     1   108,291   (171,352)    --
(unaudited)

Net Loss ...........................   --     --       --      (40,337)    --
                                    -------  ----  --------  ---------   ------

Balance at December 31, 1994 .......    978     1   108,291   (211,689)    --

Issuance of stock for services ..... 48,200    48     3,676       --       --
Net Income .........................   --     --       --       99,673     --
                                    -------  ----  --------  ---------   ------

Balance at December 31, 1995
and 1996 ........................... 49,178    49   111,967   (112,016)    --

Issuance of stock for services .....157,143   157    36,473       --       --
Net Loss ...........................   --     --       --      (36,630)    --
                                    -------  ----  --------  ---------   ------

Balance at December 31, 1997 .......206,321   206   148,440   (148,646)    --

Issuance of stock for services .....119,636   120    27,767       --       --
Net Loss ...........................   --     --       --      (27,887)    --
                                    -------  ----  --------  ---------   ------

Balance at December 31, 1998 .......325,957   326   176,207   (176,533)    --
                                    -------  ----  --------  ---------   ------

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2000
                                   (Continued)

                                                                                  Deficit
                                                                                  Accumulated
                                                                                  Since
                                                                                  October 4,
                                                                                  2000
                                                                                  Inception of
                                           Common Stock    Paid-In    Retained    Development
                                       Shares   Par Value  Capital     Deficit    Stage
                                     ---------   -------   --------   ---------   --------
Balance at December 31, 1998 ........   325,957      326    176,207    (176,533)      --
Return of shares to treasury ........   (85,957)     (86)        86        --         --
Issuance of stock for services ...... 2,760,000    2,760    221,490        --         --
Net Loss ............................      --       --         --      (224,250)      --
                                     ----------  -------   --------   ---------   --------

Balance at December 31, 1999 ........ 3,000,000    3,000    397,783    (400,783)      --
as originally reported

50:1 reverse stock split ............(2,940,000)  (2,940)     2,940        --         --
4:1 forward stock split .............   180,000      180       (180)       --         --
                                     ----------  -------   --------   ---------   --------
Restated balance at December 31,
1999                                    240,000     240     400,543    (400,783)      --

Issuance of stock for cash ..........14,300,000   14,300     60,700        --         --
Issuance of stock for services ...... 8,000,000    8,000     82,000        --         --


Net Loss ............................      --       --         --      (135,905)   (44,357)
                                     ----------  -------   --------   ---------   --------

Balance at December 31, 2000 ........22,540,000  $22,540   $543,243   $(536,688)  $(44,357)
                                     ==========  =======   ========   =========   ========








   The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                         Cumulative
                                                                         Since
                                                                         October 4,
                                                                         2000
                                                                         Inception
                                                   For the years ended   of
                                                       December 31,      Development
                                                  --------------------
                                                     2000      1999       Stage
                                                  ----------  --------   -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................ $ (180,262) $(224,250)$(44,357)
Increase (decrease) in accounts payable .........      5,779      --      34,874
Increase (decrease) in shareholder loans ........      9,900      --       9,900
                                                  ----------  --------   -------
  Net Cash Used in operating activities .........   (164,583) (224,250)      417
                                                  ----------  --------   -------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ..........................       --        --        --
                                                  ----------  --------   -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common stock ........................    165,000   224,250      --
                                                  ----------  --------   -------
Net Cash Provided by
  Financing Activities ..........................    165,000   224,250      --
                                                  ----------  --------   -------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................        417      --         417
Cash and Cash Equivalents
  at Beginning of Period ........................       --        --        --
                                                  ----------  --------   -------
Cash and Cash Equivalents
  at End of Period .............................. $      417  $   --     $   417
                                                  ==========  ========   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................  $    --    $   --     $  --
  Franchise and income taxes ....................  $    --    $   --     $  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Diversified Technologies Group, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Delaware on February 5, 1969, the Company reincorporated and changed its domicile to the State of Nevada on October 4, 2000. The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. The Company also attempted two acquisitions in 2000, neither of which were able to deliver the required financial statements. The first was rescinded and the second was not consummated. Since October 4, 2000, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of December 31, 2000. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                            Per-Share
                               Income         Shares          Amount
                               ------         ------          ------
                              (Numerator)    (Denominator)

                               For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders   $    (180,262)      9,385,000   $      (0.02)
                              =============  ==============   ============


                               For the year ended December 31, 1999
Basic Loss per Share
Loss to common shareholders   $    (224,250)        240,000   $      (0.93)
                              =============  ==============   ============

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock Compensation for Non-Employees

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $580,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                         (formerly Cassco Capital Corp.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 5 - STOCK SPLIT

     On June 6, 2000 the Board of Directors authorized 50 to 1 reverse stock split, changed the authorized number of shares to 110,000,000 shares and the par value to $.001 for the Company's stock with 100,000,000 of such shares to be denominated common shares and 10,000,000 of such number to be denominated preferred shares. As a result of the split, 2,940,000 shares were canceled. On October 17, 2000 the Board of Directors authorized a 4 to 1 forward stock split. As a result of the split, 180,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

NOTE 6 - STOCK OPTION PLANS

     1999 Stock option plan: During the final quarter of 1999, the Company's Board of Directors adopted a stock option plan in which employees of the Company and its subsidiaries were eligible to participate. The plan was administered by the Board. The plan set aside 60,000 post-split shares of common stock to cover options granted under the plan. The plan had a ten year term. The company filed a registration statement under the securities act to cover the shares which were issued under the plan. At the 1999 year end, options to acquire 41,400 shares had been granted, all of which had also been exercised. During 2000,options on the remaining 18,600 shares available under the plan had been granted and exercised as of the date of this report.

     2000 Stock option plan: During the third quarter of 2000, the Company's Board of Directors adopted a stock option plan in which employees of the Company and its subsidiaries were eligible to participate. The plan was administered by the Board. The plan set aside 8,000,000 shares of common stock to cover options granted over the term of the plan. The plan had a ten year term. The company filed a registration statement under the act to cover the shares which were issued under the plan. At the 2000 year end, options to acquire 8,000,000 shares had been granted, all of which had also been exercised.

NOTE 7 - COMMON STOCK TRANSACTIONS

     From July to September 2000, the Company issued 8,000,000 (post split) restricted common shares to various consultants for services at the market value on the date of issuance and 14,300,000 (post split) restricted common shares to individuals for cash at $.005245 per share.

     During 1999 the Company issued 220,800 (post split) restricted common shares to various consultants for services at the market value on the date of issuance.