Form 10QSB
period 2001-03-31
DIVERSIFIED TECHNOLOGIES GROUP INC
filed 2001-05-15
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

[  ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934

     For the transition period from ------------ to ------------.

         Commission file number          002-41703
                                 ----------------------------

                       DIVERSIFIED TECHNOLOGIES GROUP, INC
          -------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

       Nevada                                             43-159416
--------------------------------------------------------------------------------
(State or other jurisdiction                          (IRS Employer
 of incorporation or organization)                   Identification No.)

                   48 S.W. 16TH Street, Dania Beach, FL 33004
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (954) 927-0034
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 22,540,000

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Diversified Technologies Group, Inc.
(A Development Stage Company)

     We have reviewed the accompanying balance sheet of Diversified Technologies Group, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                            Respectfully submitted



                                            \s\ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
May 14, 2001

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------    ---------
ASSETS
Current Assets
    Cash .............................................   $    --      $     417
                                                         ---------    ---------

         Total Assets ................................   $    --      $     417
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ................................   $    --      $   5,779
     Loans Payable - Shareholders ....................      15,262        9,900
                                                         ---------    ---------

         Total Liabilities ...........................      15,262       15,679
                                                         ---------    ---------

Stockholders' Equity:
  Preferred Stock, Par value $.001
     Authorized 10,000,000 shares
     Issued - None ...................................        --           --
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 22,540,000 shares at March 31,
    2001 and December 31, 2000 .......................      22,540       22,540
  Paid-In Capital ....................................     543,243      543,243
  Retained Deficit ...................................    (536,688)    (536,688)
  Deficit Accumulated During the
    Development Stage ................................     (44,357)     (44,357)
                                                         ---------    ---------

        Total Stockholders' Equity ...................     (15,262)     (15,262)
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $    --      $     417
                                                         =========    =========







                 See accompanying notes and accountants' report

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                     Cumulative
                                                     since
                                                     October 4,
                                For the Three Months 2000
                                   Ended             inception of
                                   March 31,         development
                                ------------------
                                  2001      2000      stage
                                -------   --------   --------

Revenues .....................  $  --     $   --     $   --
                                -------   --------   --------

Expenses
  Selling, general and
  administrative expenses ....     --        1,000     44,357
                                -------   --------   --------

Operating Income (Loss) ......     --       (1,000)   (44,357)
                                -------   --------   --------

Income (Loss) before taxes ...     --       (1,000)   (44,357)
Income taxes .................     --         --         --
                                -------   --------   --------

       Net Income (Loss) .....  $  --     $ (1,000)   $(44,357)
                                =======   ========    ========

Basic & Diluted loss per share  $   --    $   --
                                =======   ========


















                 See accompanying notes and accountants' report

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       Cumulative
                                                                       since
                                                                       October 4,
                                                                       2000
                                           For the Three Months Ended  inception of
                                                       March 31,       development
                                                    ------------------
                                                     2001       2000     stage
                                                    -------   --------  --------
Cash Flows from Operating Activities:
    Net Loss .....................................  $  --     $ (1,000) $(44,357)

Adjustments to reconcile net loss to net
   cash used in operating activities:
   Issuance of stock for expenses ................     --        1,000      --

Change in operating assets and liabilities:
  Accounts Payable ...............................   (5,779)      --      29,095
  Shareholder Loans ..............................    5,362       --      15,262
                                                    -------   --------  --------

        Net cash used in operating activities ....     (417)      --        --
                                                    -------   --------  --------

Cash Flows from Investing Activities:
        Net cash provided by investing activities      --         --        --
                                                    -------   --------  --------

Cash Flows from Financing Activities:
   Issuance of Common Stock ......................     --         --        --
                                                    -------   -------- --------

         Net cash provided by Financing Activities     --         --        --
                                                    -------   --------  --------

Net change in cash and cash equivalents ..........     (417)      --        --
Cash and cash equivalents
at beginning of period ...........................      417       --        --
                                                    -------   --------  --------

Cash and cash equivalents at end of period .......  $  --     $   --    $   --
                                                    =======   ========  ========

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                    Cumulative
                                                                    since
                                                                    October 4,
                                                                    2000
                                        For the Three Months Ended  inception of
                                                      March 31,     development
                                                   ----------------
                                                    2001     2000     stage
                                                   -----   -------- ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................  $ --    $   --    $    --
                                                   ------  --------  ---------
  Franchise and income taxes ....................  $ --    $   --    $    --
                                                   ------  --------  ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
























                 See accompanying notes and accountants' report

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Nature of Business

     The Company has no products or services as of March 31, 2001. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentrations of Credit Risk

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

Loss per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:

                                                              Per-Share
                                 Income        Shares         Amount
                                (Numerator)   (Denominator)
                                -----------   -------------

                                  For the Three Months Ended March 31, 2001
Basic Income per Share
Income to common shareholders   $       --     22,540,000   $    --
                                ============  ===========   =========
                                  For the Three Months Ended March 31, 2000
Basic Loss per Share
Loss to common shareholders     $     (1,000)     240,000   $    --
                                ============  ===========   =========

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share (Cont.)
--------------

     The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES


     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $580,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


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

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 5 - STOCK SPLIT

     On June 6, 2000 the Board of Directors authorized 50 to 1 reverse stock split, changed the authorized number of shares to 110,000,000 shares and the par value to $.001 for the Company's stock with 100,000,000 of such shares to be denominated common shares and 10,000,000 of such number to be denominated preferred shares. As a result of the split, 2,940,000 shares were canceled. On October 17, 2000 the Board of Directors authorized a 4 to 1 forward stock split. As a result of the split, 180,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 have been restated to reflect the stock split.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

     For the quarter ended March 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     On July 21, 2000, the Company acquired 100% of the outstanding capital stock of Demandfax, Inc., privately held Texas corporation (Demandfax), from its sole shareholder, Mr. John P. Harris, solely in exchange for 400,000 restricted pre split common shares of DTGI. Mr. Harris remained the primary operations officer of Demandfax and was appointed to the board of DTGI. Demandfax was required, under the conditions of the acquisition agreement, to deliver audited financial statements within 75 days of the closing of the acquisition. This obligation was not met and the acquisition was automatically rescinded by the terms of the agreement. The Company also began negotiations with CareNet, a Florida corporation, for the purpose of acquiring that entity; however, one of the conditions to closing was the delivery by CareNet of audited financial statements. These statements were not forthcoming and the acquisition was abandoned. The Company had loaned CareNet $7,000 in working capital. This amount has been written off by the Company as uncollectible. These occurred during the final part of 2000.

     During the current quarter under discussion the Company began negotiations to acquire a corporation, South Beach Live, which proposed to open and operate a web site. The business plan of this entity was not implemented; therefore, the Company ceased negotiations with this target immediately subsequent to March 31, 2001.

     The Company remains actively engaged in the process of locating a merger and/or acquisition candidate.

     The Company, as a result of the cessation of its business and the failure of its proposed acquisitions, had no operations during the year; thus, no meaningful comparison can be made to prior years.

     The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because the Company is in the development stage. The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because the Company is in the development stage. The Company had general and administrative expenses of $0 for the three month period ended March 31, 2001 and $1,000 for the same period in 2000.

     The Company recorded net loss of $0 for the three months ended March 31, 2001 compared to $1,000 loss for the same period in 2000.

Capital Resources and Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $417 current assets and $417 total assets at December 31, 2000. The Company had a net working capital deficit of $0 and $417 at March 31, 2001 and December 31, 2000.

     Net stockholders' deficit in the Company was $0 and $417 as of March 31, 2001 and December 31, 2000.

     The Company, from inception has relied on capital infusions from executive officers, directors and shareholders and on credit from vendors.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company has not filed a Form 8-K during the three months ended March 31,2001.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2001.



                      DIVERSIFIED TECHNOLOGIES GROUP, INC.
                      ------------------------------------
                                  (Registrant)





DATE: May 15, 2001                  By:  /s/  Steven Garrett
     ---------------------------    -------------------------
                                    Steven Garrett
                                    Chief Executive Officer, Chief Financial and
                                    Accounting Officer and Treasurer