Form 10QSB
period 2001-06-30
DIVERSIFIED TECHNOLOGIES GROUP INC
filed 2001-08-15
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
     [X]  Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934 For the quarterly period ended June 30, 2001.

        [ ] Transition report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the transition period from ------------ to ------------.

                        Commission file number 002-41703

                           X-CHANGE CORPORATION, INC.
                           --------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Nevada                                               43-1594165
-------------------------------------------------------------------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                   48 S.W. 16TH Street, Dania Beach, FL 33004
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (954) 927-0034
                            Issuer's telephone number

                       DIVERSIFIED TECHNOLOGIES GROUP, INC
              (Former name, former address and former fiscal year,
                         if changed since last report.)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 12, 2001 50,540,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

X-Change Corporation, Inc.
(Formerly Diversified Technologies Group, Inc.)
(A Development Stage Company)

         We have reviewed the accompanying balance sheet of X-Change Corporation, Inc.(Formerly Diversified Technologies Group, Inc.) (A Development Stage Company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the statement of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 13, 2001

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                          June 30,  December 31,
                                                            2001         2000
                                                         ---------    ---------
ASSETS
Current Assets
    Cash .............................................   $    --      $     417
                                                         ---------    ---------

         Total Assets ................................   $    --      $     417
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ................................         400    $   5,779
     Loans Payable - Shareholders ....................      17,462        9,900
                                                         ---------    ---------

         Total Liabilities ...........................      17,862       15,679
                                                         ---------    ---------

Stockholders' Equity:
  Preferred Stock, Par value $.001
     Authorized 10,000,000 shares
     Issued - None ...................................        --           --
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 22,540,000 shares at June 30,2001
    and 22,540,000 shares at December 31, 2000 .......      22,540       22,540
  Paid-In Capital ....................................     543,243      543,243
  Retained Deficit ...................................    (536,688)    (536,688)
  Deficit Accumulated During the
    Development Stage ................................     (46,957)     (44,357)
                                                         ---------    ---------

        Total Stockholders' Equity ...................     (17,862)     (15,262)
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $    --      $     417
                                                         =========    =========





                 See accompanying notes and accountants' report

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                         Cumulative
                                                                           since
                                                                         October 4,
                        For the Three Months     For the Six Months        2000
                               Ended                  Ended             Inception of
                              June 30,                June 30,           Development
                       ----------------------   ----------------------
                         2001          2000       2001         2000        Stage
                       ---------    ---------   ---------    ---------   ---------

Revenues ...........   $    --      $    --     $    --      $    --     $    --
                       ---------    ---------   ---------    ---------   ---------

Expenses
  General & Admin ..       2,600         --         2,600         --        46,957
                       ---------    ---------   ---------    ---------   ---------

        Net Loss ...      (2,600)        --        (2,600)        --       (46,957)
                       ---------    ---------   ---------    ---------   ---------


Basic & Diluted Loss
Per Share ..........   $    --     $    --      $    --     $    --
                       =========   =========    =========   =========












                 See accompanying notes and accountants' report

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative
                                                                           since
                                                                         October 4,
                                                                            2000
                                              For the Six Months Ended   Inception of
                                                           June 30,      Development
                                                      -----------------
                                                        2001     2000     Stage
                                                      -------   -------  --------
Cash Flows from Operating Activities:
    Net Loss .......................................  $(2,600)  $  --    $(46,957)

Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of stock for expenses ..................     --        --        --

Change in operating assets and liabilities:
  Accounts Payable .................................   (5,379)     --      29,495
  Shareholder Loans ................................    7,562      --      17,462
                                                      -------   -------  --------

        Net cash used in operating activities ......     (417)     --        --
                                                      -------   -------  --------

Cash Flows from Investing Activities:
        Net cash provided by investing activities ..     --        --        --
                                                      -------   -------  --------

Cash Flows from Financing Activities:
   Issuance of Common Stock ........................     --        --        --
                                                      -------   -------  --------

         Net cash provided by Financing Activities .     --        --        --
                                                      -------   -------  --------

Net change in cash and cash equivalents ............     (417)     --        --
Cash and cash equivalents
at beginning of period .............................      417      --        --
                                                      -------   -------  --------

Cash and cash equivalents at end of period .........  $  --     $  --    $   --
                                                      =======   =======  ========


                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        Cumulative
                                                                           since
                                                                         October 4,
                                                                            2000
                                              For the Six Months Ended   Inception of
                                                           June 30,      Development
                                                      -----------------
                                                        2001     2000     Stage
                                                      -------   -------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $   --     $   --     $   --
                                                    --------   --------   --------
  Franchise and income taxes ....................   $   --     $   --     $   --
                                                    --------   --------   --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None












                 See accompanying notes and accountants' report

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for X-Change Corporation, Inc. (Formerly Diversified Technologies Group, Inc.) (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On June 28, 2001, the Company entered into a reorganization agreement to acquire all of the outstanding capital stock of X-Change Corporation, Inc. Effective July 1, 2001, Diversified Technologies Group, Inc. changed its name to X-Change Corporation, Inc.

         Since October 4, 2000, the Company is in the development stage, and has not commenced planned principal operations.

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                       Per-Share
                                             Income       Shares        Amount
                                           (Numerator)(Denominator)

                                        For the Three Months Ended June 30, 2001
Basic Income per Share
Income to common shareholders ..........   $   (2,600)  22,540,000   $      --
                                           ==========   ==========   ==========

                                        For the Three Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders .............  $     --        240,000   $      --
                                           ==========   ==========   ==========

                                          For the Six Months Ended June 30, 2001
Basic Income per Share
Income to common shareholders ..........   $   (2,600)  22,540,000   $      --
                                           ==========   ==========   ==========

                                          For the Six Months Ended June 30, 2000
Basic Loss per Share
Loss to common shareholders .............  $     --        240,000   $      --
                                           ==========   ==========   ==========

         The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $584,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

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

         2000 Stock option plan: During the third quarter of 2000, the Company's Board of Directors adopted a stock option plan in which employees of the Company and its subsidiaries were eligible

                           X-CHANGE CORPORATION, INC.
                 (Formerly DIVERSIFIED TECHNOLOGIES GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

NOTE 6 - STOCK OPTION PLANS (Continued)

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

NOTE 8 - SUBSEQUENT EVENTS

         On June 28, 2001, the Company entered into an agreement to acquire X-Change Corporation, Inc., effective July 1, 2001. Per the agreement, the Company agreed to acquire all of the outstanding capital stock in exchange for 28,000,000 shares of the Company's stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

    This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

         For the quarter ended June 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         Diversified Technologies Group, Inc.(Company) was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, prior to 2001, had engaged in a variety of acquisitions and businesses in the past, none of which have proved successful.

         On June 28, 2001, the Company entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of X-Change Corporation, Inc., a privately-held Nevada corporation (XCI), effective July 1, 2001. Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of XCI in exchange for 28,000,000 post split shares of its common stock.

         XCI is a corporation registered under the laws of the state of Nevada. The corporation is developing, through its wholly-owned subsidiary, Prime X, an alternative trading system (ats) for the orderly transactional flow of stock transactions primarily for shares normally excluded from mainstream trading venues. These shares may be American Depository Receipts or private placement shares, but the major focus is in transactions of shares trading currently through the National Quotation Bureau "Pink Sheets". A second prospect is the orderly trading of shares issued under Rule 144. Until the advent of "The X Change," holders of these shares had no choice but to wait until the expiration of a specific holding period had been satisfied before realizing any gains that may have accrued. The X Change will offer a method of transaction that will serve this poorly addressed market.

         Prime X is a registered broker/dealer engaging in the business of securities brokerage to the general public as well as corporate customers. It may make public offerings on behalf of its clients, conduct market making activities in securities of its choosing, trade as principal for its own account and risk or provide other investment banking services for a broad range of clients.
         The registration under which Prime X operates is through the auspices of the National Association of Securities Dealers, Inc. (NASD) of which it is a member. Prime X is also a subscriber to the Security Investor Protection Corp.
(SIPC). Qualification for these affiliations is achieved by meeting certain financial requirements, having a demonstrably qualified staff and principal demonstration of knowledge of the business as well as extensive experience through a series of thorough and exhaustive examinations administered by the Association.

         As previously mentioned, the Company is in the development stage of a stock trading and order flow system called an alternative trading system. OM Technology has provided the company with the software necessary to establish an effective and efficacious order flow system that can be used by either individual stock traders or broker dealers or institutions. X Change itself has identified the staff that will be in place when the system goes online.

The Company, from inception has relied on capital infusions from executive officers and directors and on credit from vendors.

Capital Resources and Liquidity

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company has not filed a Form 8-K during the three months ended June 30,2001.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2001.



                           X-CHANGE CORPORATION, INC.
                           --------------------------
                                  (Registrant)





DATE: August 14, 2001              By:  /s/       Cary Grant
     ------------------            --------------------------------------------
                                   Cary Grant
                                   Chief Executive Officer, Chief Financial and
                                   Accounting Officer and Treasurer