Form 10QSB
period 2001-09-30
X-CHANGE CORP INC
filed 2001-11-13
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to
        ------------.

                        Commission file number 002-41703

                            THE X-CHANGE CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

           Nevada                                              43-1594165
--------------------------------------------------------------------------------
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                   48 S.W. 16TH Street, Dania Beach, FL 33004
                    (Address of principal executive offices)

                                 (954) 927-0034
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 29, 2001 22,540,000
                                                  -----------------------------

         Transitional Small Business Disclosure Format (check one). Yes  ; No X
                                                                       --     --

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation
(A Development Stage Company)

        We have reviewed the accompanying balance sheet of The X-Change Corporation (A Development Stage Company) as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the statement of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
November 1, 2001

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                            2001         2000
                                                         ---------    ---------
ASSETS
Current Assets
    Cash .............................................   $    --      $     417
                                                         ---------    ---------

         Total Assets ................................   $    --      $     417
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts Payable ................................         913        5,779
     Loans Payable - Shareholders ....................      18,833        9,900
                                                         ---------    ---------

         Total Liabilities ...........................      19,746       15,679
                                                         ---------    ---------

Stockholders' Equity:
  Preferred Stock, Par value $.001
     Authorized 10,000,000 shares
     Issued - None ...................................        --           --
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 22,540,000 shares at September 30,2001
    and 22,540,000 shares at December 31, 2000 .......      22,540       22,540
  Paid-In Capital ....................................     543,243      543,243
  Retained Deficit ...................................    (536,688)    (536,688)
  Deficit Accumulated During the
    Development Stage ................................     (48,841)     (44,357)
                                                         ---------    ---------

        Total Stockholders' Equity ...................     (19,746)     (15,262)
                                                         ---------    ---------

        Total Liabilities and Stockholders' Equity ...   $    --      $     417
                                                         =========    =========








                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                 Cumulative
                                                                                   since
                                                                                 October 4,
                          For the Three Months         For the Nine Months          2000
                                 Ended                        Ended              Inception of
                             September 30,                September 30,          Development
                       --------------------------   --------------------------
                           2001          2000          2001           2000          Stage
                       -----------    -----------   -----------    -----------   -----------

Revenues ...........   $      --      $      --     $      --      $      --     $      --
                       -----------    -----------   -----------    -----------   -----------

Expenses
  General & Admin ..         1,884           --           4,484           --          48,841
                       -----------    -----------   -----------    -----------   -----------

        Net Loss ...        (1,884)          --          (4,484)          --         (48,841)
                       -----------    -----------   -----------    -----------   -----------


Basic & Diluted Loss
Per Share ..........   $      --      $      --     $      --      $      --
                       ===========    ===========   ===========    ===========












                        See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Cumulative
                                                                                   since
                                                                                 October 4,
                                                                                    2000
                                                    For the Nine Months Ended   Inception of
                                                          September 30,          Development
                                                    --------------------------
                                                       2001            2000         Stage
                                                    -----------    -----------   -----------
Cash Flows from Operating Activities:
    Net Loss ....................................   $    (4,484)   $      --     $   (48,841)

Adjustments to reconcile net loss to net
   cash used in operating activities:
   Issuance of stock for expenses ...............          --             --            --

Change in operating assets and liabilities:
  Accounts Payable ..............................        (4,866)          --          30,008
  Shareholder Loans .............................         8,933           --          18,833
                                                    -----------    -----------   -----------

        Net cash used in operating activities ...          (417)          --            --
                                                    -----------    -----------   -----------

Cash Flows from Investing Activities:
        Net cash provided by investing activities          --             --            --
                                                    -----------    -----------   -----------

Cash Flows from Financing Activities:
   Issuance of Common Stock .....................          --             --            --
                                                    -----------    -----------   -----------

        Net cash provided by Financing Activities          --             --            --
                                                    -----------    -----------   -----------

Net change in cash and cash equivalents .........          (417)          --            --
Cash and cash equivalents
at beginning of period ..........................           417           --            --
                                                    -----------    -----------   -----------

Cash and cash equivalents at end of period ......   $      --      $      --     $      --
                                                    ===========    ===========   ===========

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Cumulative
                                                                        since
                                                                     October 4,
                                                                        2000
                                        For the Nine Months Ended   Inception of
                                               September 30,         Development
                                         -------------------------
                                            2001           2000         Stage
                                         -----------   -----------   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest .............................   $      --     $      --     $      --
                                         -----------   -----------   -----------
Franchise and income taxes ...........   $      --     $      --     $      --
                                         -----------   -----------   -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
















                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for The X-Change Corporation (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of September 30, 2001 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

        On June 28, 2001, the Company entered into a reorganization agreement to acquire all of the outstanding capital stock of The X-Change Corporation. Effective July 1, 2001, Diversified Technologies Group, Inc. changed its name to The X-Change Corporation. This agreement was also rescinded for failure to provide adequate compliance with the representations, warranties and covenants of the agreement.

        Since October 4, 2000, the Company is in the development stage, and has not commenced planned principal operations.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

        The Company has no products or services as of September 30, 2001. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                               For the Three Months Ended September 30, 2001
Basic Income per Share
Income to common shareholders                 $        (1,884)      22,540,000  $            -
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $             -          240,000  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2001
Basic Income per Share
Income to common shareholders                 $        (4,484)      22,540,000  $            -
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2000
Basic Loss per Share
Loss to common shareholders                   $             -          240,000  $            -
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $586,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

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

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 6 - STOCK OPTION PLANS (Continued)

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

NOTE 8 - SUBSEQUENT EVENTS

        On June 28, 2001, the Company entered into a reorganization agreement to acquire all of the outstanding capital stock of The X-Change Corporation. This agreement had an effective date of July 1, 2001. On that date the company changed its name to The X-Change Corporation. This agreement was rescinded on October 4, 2001, subsequent to the period covered by this report, for failure to provide adequate compliance with the representations, warranties and covenants of the agreement. All shares issued in the transaction were surrendered to treasury.

Item 2.  Management's Discussion and Analysis or Plan of Operation
General

    This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

        For the quarter and nine months ended September 30, 2001, the results of operations as compared to the same period in 2000 were roughly comparable, but may not necessarily be indicative of the results for the year which will end December 31, 2001.

        The X-Change Corporation, f/k/a Diversified Technologies Group, Inc. (Company), was incorporated as Anthony Kane Incorporated under the laws of the State of Delaware on February 5, 1969, and became subject to the reporting provisions of the Securities Exchange Act of 1934 on June 11, 1969, when a registration statement filed by the Company was declared effective by the U.S. Securities and Exchange Commission. The Company, prior to 2001, had engaged in a variety of acquisitions and businesses in the past, none of which proved successful.

        On June 28, 2001, the Company entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of X-Change Corporation, Inc., a privately-held Nevada corporation (XCI), effective July 1, 2001. Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of XCI in exchange for 28,000,000 post split shares of common stock. XCI represented itself to be in the process of developing an alternative trading system for the orderly transactional flow of stock trades primarily for shares normally excluded from mainstream trading venues. The Company determined that XCI violated the terms and conditions of the Reorganization Agreement and the acquisition was rescinded on October 4, 2001, as though it had never occurred. As a result of the recision, the change of accountants, as previously reported, was also reversed and the Company continues to maintain Robison, Hill as its auditors and accountants.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5.  Other Information

The Company, subsequent to the period covered by this report, entered into a letter of intent with WEBiX, Inc., a privately-held Florida corporation which is in the development stage. WEBiX intends to establish a national securities exchange comprised of the securities of companies that are publicly traded but which are not listed on a stock exchange and which do not trade on the NASDAQ system. These securities are primarily maintained on the OTC Bulletin Board. The objective of WEBiX is to provide a fully automated electronic marketplace for trading in these securities which will feature real time quote information and electronic trading over the internet. WEBiX has, for the most part, developed the software and WEB application for the implementation of the system and is seeking additional funds for the implementation of its business plan. The Company, therefore, has agreed as a precondition to closing to provide $300,000 in cash and commitments and WEBiX will, prior and as a precondition to closing, sell from between $400,000 to $1,000,000 additional shares of its preferred stock on a private basis. Closing is presently anticipated for early December.

The Company, if the acquisition is closed, would issue to WEBiX shareholders securities of the Company as follows:

         (1) 24,000,000 shares of common stock on a pro rata basis to the current shareholders of WEBiX common stock;

         (2)  2,400,000  shares of  preferred  stock on a pro rata  basis to the
         current   shareholders  of  WEBiX  preferred   stock,   which  will  be
         convertible into 10 shares of XCHC common stock;

         (3) A minimum of 640,000 up to 1,066,666 of XCHC Preferred Shares (convertible to 6,400,000 to 10,666,666 common shares) to shareholders who purchase a minimum of $400,000 up to a maximum of $1,000,000 of WEBiX preferred stock in a Regulation D private placement to be conducted by WEBiX between the date of the letter of intent and closing; and

         (4) 24,000,000 warrants on a pro rata basis to the current WEBiX preferred shareholders (plus an equal number of Warrants as shall equal the number of XCHC Preferred Shares as shall be issued under paragraph 3 above) which will each allow the holder to acquire one share of XCHC common stock in exchange for $1.00.

Other than the shares specifically described in paragraphs (1) through (4) above, the total outstanding number of shares of common stock of the Company on the date of closing under the Agreement will then be 16,000,000, which will require existing restricted shareholders to surrender 6,540,000 shares of restricted, common stock to treasury.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K and a report on Form 8-K/A amending the previous report during the period under discussion; however, the acquisition reported in these filings was rescinded by the Company, a reported above, which placed the Company in the position which it had immediately prior to the acquisition.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November, 2001.



                            THE X-CHANGE CORPORATION
                                  (Registrant)





DATE: November 13, 2001                     By:  /s/       Steven Garrett
     ----------------------                 ------------------------------------
                                            Steven Garrett
                                            Chief Executive Officer,
                                            Chief Financial Officer and
                                            Treasurer