Form 10KSB
period 2001-12-31
X-CHANGE CORP INC
filed 2002-04-01
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended       December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number            002-41703

                            THE X-CHANGE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                     43-1594165
---------------------------------------     ------------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

36 W. 44th Street, Suite 1209, New York, NY                              10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (646) 728-7023
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES   [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: Issuer had no revenues for the fiscal year ended December 31, 2001.

As of March 27, 2002, there were 37,002,000 shares of Common Stock outstanding, of which 15,602,000 were held by non-affiliates. The aggregate market value of such Common Stock (based upon the average of the bid and asked prices on March 27, 2002) of the Registrant held by non-affiliates was approximately $4,992,640. As of March 27, 2002, the Registrant also had a total of 4,000,000 shares of Series A Convertible Preferred Stock outstanding which are convertible into 40,000,000 shares of Common Stock.


Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one):    [ ] YES     [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                              PAGE
                                     PART I

ITEM  1. Description of Business............................................................     3

ITEM  2. Description of Property............................................................     7

ITEM  3. Legal Proceedings..................................................................     7

ITEM  4. Submission of Matters to a Vote of Security Holders ................................    7

                                     PART II

ITEM  5. Market for Common Equity and Related Stockholder Matters ...........................    7

ITEM  6. Management's Discussion and Analysis or Plan of Operation ..........................    8

ITEM  7. Financial Statements ...............................................................    9

ITEM  8. Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure .................................................    9


                                    PART III

ITEM  9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act ........................    9

ITEM 10. Executive Compensation .............................................................   11

ITEM 11. Security Ownership of Certain Beneficial Owners and Management .....................   12

ITEM 12. Certain Relationships and Related Transactions .....................................   13

ITEM 13. Exhibits and Reports on Form 8-K ...................................................   15

Signatures ..................................................................................   17

RISK FACTORS AND CAUTIONARY STATEMENTS

         Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1933, as amended. The Company wishes to inform readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical fact. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide for its working capital needs from operating revenues, to obtain additional financing, to meet competitive challenges and technological changes and other risks as may be detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                     PART I
                                     ------

ITEM 1   DESCRIPTION OF BUSINESS
--------------------------------

         The following information relates to The X-Change Corporation, a Nevada corporation (the "Company"). Effective on January 15, 2002, WEBiX Inc., a Florida corporation ("WEBiX") was merged into X-Change Technologies Corp., a Delaware corporation ("XCHC Technologies") that is a wholly-owned subsidiary of the Company, with X-Change Technologies Corp. surviving the merger. This merger resulted in significant impacts to all phases of the Company as discussed below. The Company was originally formed under the laws of the State of Delaware in 1969 under the name Anthony Kane Incorporated. The Company had numerous name changes and had operated numerous businesses since 1969, all of which had been previously terminated. Following a migratory merger with The X-Change Corporation, a Nevada corporation, on June 28, 2001, the Company is now incorporated in the State of Nevada.

         THE MERGER WITH WEBiX
         ---------------------

         On January 15, 2002, the Company closed under an Agreement and Plan of Merger with WEBiX which had been entered into on December 14, 2001 (the "Plan of Merger"). The closing resulted in XCHC Technologies, which is a wholly-owned subsidiary of the Company, acquiring the business and operations of WEBiX in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. XCHC Technologies had been formed solely for the purpose of effecting the Plan of Merger and had no assets, liabilities or operations at the time of the closing. Upon the closing of the merger transaction, the shareholders of the Company elected a new board of directors which, in turn, appointed new executive officers for the Company.

         Under the Plan of Merger, the Company acquired the business and operations of WEBiX by issuing (a) 24,000,000 shares of its Common Stock to the common shareholders of WEBiX on a pro rata basis, and (b) 4,000,000 shares of its Series A Convertible Preferred Stock and 40,000,000 warrants (the "Warrants") to the preferred shareholders of WEBiX on a pro rata basis.
Immediately prior to closing, certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock of the Company to treasury, which reduced the number of outstanding shares of Common Stock of the

Company immediately prior to closing to 13,002,000. Following the closing, the Company has outstanding 37,002,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (which are convertible into 40,000,000 shares of Common Stock) and 40,000,000 Warrants.

         HISTORY AND BUSINESS DEVELOPMENT OF WEBiX
         -----------------------------------------

         WEBiX was founded in September 2000 for the purpose of establishing an alternative trading system ("ATS") to centralize and modernize order processing and trading in microcap securities through the introduction of an internet accessible, screen-based system that will incorporate order entry and routing, order execution and "straight-through processing" to trade clearance and settlement. The Company is in the late stages of testing and refining its trading System and is also in the late stages of obtaining regulatory consents and approvals required to operate its trading System.

           At the time of the merger with the Company, WEBiX was in the development stage, had not commenced the operation of its proposed trading System and had no revenue producing activities. As of March 31, 2002, the Company continues to be in the development stage and has not yet commenced the operation of its proposed trading System. The following is a description of the business of the Company following its merger with WEBiX.

The Business of the Company as a Centralized Marketplace for OTCBB Securities:
------------------------------------------------------------------------------

         The Company has developed an internet accessible ATS for trading securities that are currently quoted on the Over the Counter Bulletin Board (the "OTCBB"). The Company intends to launch its System by offering access through a subscription agreement to members of the National Association of Securities Dealers, Inc. (the "NASD") and to charge transaction fees for all trades that are executed through the System. The System will operate under the trade name "WEBIXTRADER."

         The Company's business is premised on the belief that effective markets thrive on efficiency, investor confidence, transparency and the ready availability of information to investors and market participants. In management's opinion, the current trading environment in OTCBB securities does not meet the criteria of an efficient market.

The OTC  Securities  Industry  and  the  Background  of  recent  SEC  Regulatory
--------------------------------------------------------------------------------
Initiatives aimed at the Microcap Securities markets:
-----------------------------------------------------

         Over-the-counter (OTC) securities are composed of securities issued by publicly-traded companies which are registered with the SEC but which are not listed on a national securities exchange, such as the New York or American Stock Exchanges, or on the NASDAQ Stock Market ("NASDAQ"). These securities are sometimes referred to as microcap securities since the market capitalization of these companies is generally small.

         Microcap securities are currently quoted on the OTCBB, a subscriber-based facility that was introduced by NASDAQ approximately 12 years ago. The OTCBB is solely a quotation service and does not function as a trading market. Unlike registered exchanges or NASDAQ, the OTCBB does not provide a means for automated order routing or executions.

         The absence of an efficient centralized, automated market for OTCBB securities has been the subject of public comment and persistent dissatisfaction by persons interested in the trading of these securities, namely OTCBB issuers, broker-dealers and the investing public. Market inefficiencies have resulted in diminished demand for OTCBB securities, wide spreads between quoted "bid" and "asked" prices and overall negative investor perception of OTCBB securities.

         In recent years, the Securities and Exchange Commission (the "SEC") has shown its interest in increasing the efficiency and public confidence in the trading of OTCBB securities by proposing various regulatory initiatives designed to foster the creation of an active and informed trading market in these types of securities. Management believes that the SEC will continue to take steps to regulate the OTC securities industry and that the trading System developed by the Company will help to address the issues that have historically caused concern for the SEC.

Regulatory Authorizations required to launch WEBIXTRADER and to serve as an ATS:
--------------------------------------------------------------------------------

         In order to operate an ATS, the Company is first required to register with the SEC and the NASD as a broker-dealer, or be sponsored by a registered broker-dealer that is a member of a self-regulatory organization. The broker-dealer then applies to operate an ATS.

         To save the time of registration as a broker-dealer and preserve the flexibility of its operations, it was determined that WEBIX Brokerage Services, Inc., a company affiliated with the Company, should purchase an existing registered broker-dealer firm. In March 2002, WEBIX Brokerage Services, Inc. agreed to acquire Mark Securities, Inc. Under the imprimatur of Mark Securities, Inc., an application to operate an ATS was filed with the SEC. The application process is complex and requires substantial interaction and correspondence between the SEC and the Company. The Company has been responsive to all requests issued by the SEC and management currently believes that its ATS filing will be approved in April, 2002. Shortly after receipt of approval of the ATS, the Company intends to launch its System under the sponsorship of Mark Securities, Inc.

The  Company's  technology  encompasses  the  features  and  functionality  that
--------------------------------------------------------------------------------
management believes are required to operate a successful trading market in OTCBB
--------------------------------------------------------------------------------
securities:
-----------

         After researching the market for trading platform software, the Company licensed an existing trading platform from WebIAm, Inc. The Company then adapted the software to its particular requirements by incorporating order entry and routing features, instantaneous executions of orders, automated locked-in trades, best execution methodology, an anonymous order book display for each trading symbol, price and time priority, and the ability of subscribers to preference counterparties for execution. These features are not currently available for OTCBB securities. The Company designed its System interface to be user-friendly and to be accessible to subscribers through a standard web/internet browser. The System is designed to handle standard brokerage order types (such as "market," "immediate or cancel" and "limit") and to report all trade executions in real-time to subscribers. The System also provides a complete quote and sales log audit trail. In essence, the Company intends to provide a systemic infrastructure to the microcap market that has been previously available only for trading in the exchange markets and on NASDAQ.

         The Company is also seeking to leverage upon its technology and market structure expertise through licensing or strategic partnering opportunities in other industries. In this capacity the Company has been retained to develop a trading System based upon its technology platform to be used in a business-to-consumer application.

Contemplated Introduction and Marketing of WEBIXTRADER:
-------------------------------------------------------

         As soon as practically feasible after SEC approval of its ATS application, the Company intends to introduce its WEBIXTRADER System to the marketplace by offering subscription-based access to broker-dealer firms that are in good standing with the NASD and state regulatory agencies. The Company will charge subscribers transaction fees for all matched trades that are processed through the System. Over the past 6 months, Company management has personally met with representatives of approximately 50 broker-dealer firms and has demonstrated the trading System to both traders and technical personnel of many of these firms. Management believes that the reaction has been enthusiastic and numerous firms have indicated that they intend to subscribe to the System when available. As the WEBIXTRADER launch date approaches, the Company intends to focus its efforts on direct marketing to the broker-dealer community and other activities designed to publicize the launch.

         In the future and depending on the degree of market penetration that the Company is successful in achieving in the trading of OTCBB securities, the Company may explore other related businesses such as collection and sale of proprietary market data.

Employees
---------

         At March 31, 2002, the Company had 10 employees. None of the Company's employees is covered by any collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Competition
-----------

         The industry in which the Company intends to offer its services is highly competitive and is characterized by rapidly changing technologies, evolving market structure standards and rapid changes in customer requirements. To the extent that the Company achieves some degree of success in attracting order flow to its trading marketplace, the Company expects to encounter competition from other potential competitors, many of which have substantially greater financial resources. The Company is aware of an announced effort by NASDAQ to provide an electronic trading marketplace for the OTCBB. However, the development, introduction and operation of an electronic securities marketplace is a lengthy process and NASDAQ, by their own estimates, believes that a significant length of time and a great deal of resources would be required to produce a rudimentary trading platform for their marketplace if they should determine to proceed in this direction.

ITEM 2   DESCRIPTION OF PROPERTY
--------------------------------

         The Company currently leases its executive offices which are located at 36 W. 44th Street, Suite 1209, New York, NY 10036. The lease extends through June 20, 2004, covers approximately 1050 square feet and requires annual rental payments of approximately $54,000. The Company leases approximately 1200 additional square feet of space on the 14th floor of the same building on a month-to-month basis for $5,250 per month. The Company believes that its current premises are adequate for the foreseeable future, that the space it leases on a month-to-month basis will continue to be available at reasonable rates and that, if necessary, it would be able to obtain alternative or additional space.

ITEM 3   LEGAL PROCEEDINGS
--------------------------

         There are no pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there any proceedings known to the Company to be contemplated by any governmental authority.
Additionally, the Company is unaware of any legal proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company is a party or has an interest adverse to the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II
                                     -------

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED
----------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

Principal Market and Sales Prices for Company's Common Stock
------------------------------------------------------------

         As of February 12, 2002, there were 37,002,000 shares of Common Stock of the Company issued and outstanding which were held of record by 330 shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, the Company is unable to estimate the total number of stockholders represented by these record holders. As of March 27, 2002, there were 4,000,000 shares of Preferred Stock of the Company issued and outstanding (convertible into 40,000,000 shares of Common Stock) which were held of record by 18 people).

         The Company's Common Stock is currently quoted on the OTCBB, under the trading symbol "XCHC." The following table sets forth the range of the high and low bid prices per share of the Common Stock as reported by the NASD during the last two calendar years for the period indicated. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. The reported prices have been adjusted to retroactively reflect a reverse one-for-fifty (1:50) share split which took place in the quarter ended June 30, 2000, and a forward four-for-one (4:1) share split which took place in the fourth quarter of 2000.

     ----------------------------------------------------------------------------------------
                                      Fiscal Year                      Fiscal Year
                                          2001                            2000
                                          ----                            ----
     ----------------------------------------------------------------------------------------
                                  High             Low            High             Low
     ----------------------------------------------------------------------------------------
          First Quarter           $0.68           $0.22           $2.40           $0.30
     ----------------------------------------------------------------------------------------
         Second Quarter           $0.45           $0.22           $0.30            $.00
     ----------------------------------------------------------------------------------------
          Third Quarter           $1.30           $0.21          $10.00           $1.20
     ----------------------------------------------------------------------------------------
         Fourth Quarter           $0.75           $0.18            $3.50          $0.10
     ----------------------------------------------------------------------------------------

Dividends
---------

         The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------


         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto which appear elsewhere in this report. The Company has not begun its principal operations of establishing and hosting an internet-based trading System for microcap securities. As is common with development stage companies, the Company has had recurring losses from operations since inception and had a deficit at year end. Continuation of the Company as a going concern is contingent upon obtaining the additional working capital necessary to be successful in its planned activity. Through a combination of anticipated revenues from the planned commencement of its principal operations and its consulting services, and licensing of its technology platform, together with additional equity funding as required, management believes that the Company will be able to sustain operations for the immediate future.

Results of Operations.
----------------------

         The Company had no revenue producing operations during the year; thus no meaningful comparison can be made to prior years.

Liquidity and Capital  Resources.
---------------------------------

         WEBiX concluded a private placement of shares of preferred stock on January 15, 2002 which raised approximately $1,000,000. These funds are being utilized to fund operations of the Company. The proceeds of that offering have sustained the Company to the present time and are forecasted to cover the Company's ordinary operating expenses for the next 2-3 month period. The Company expects that it will need to raise additional financing in the near future, the amount and timing of which will depend, among other factors, upon the timing and initial success of the contemplated launch of WEBIXTRADER. The Company anticipates that as it proceeds toward the launch and the commencement of hosting of an active trading market, that its operating expenses will increase, primarily in the areas of marketing, advertising, travel and sales.

         The majority of the funds required to program the underlying software of the WEBIXTRADER System have been raised and expended. Currently the hardware required to operate WEBIXTRADER in conformance with subscriber and regulatory standards will require additional capital of approximately $150,000. These hardware expenditures are expected to be sufficient to operate the System given the projected subscriber usage. Hardware to support failover capabilities and backup will require additional funding of approximately $50,000. Prior to launch of the System, additional staff of 2-3 Help Desk personnel will be employed and trained in System operations from a hardware and software perspective.

         The Company has historically relied on capital infusions from its existing shareholders and management and on credit from vendors. To the extent that additional capital is required to fund the Company's operations, there is no assurance that it will be available on acceptable terms from these sources or from any other source.

ITEM 7   FINANCIAL STATEMENTS
-----------------------------

         The financial statements of the Company as of and for the years ended December 31, 2001 and December 31, 2000 are included immediately following the signature page to this Report beginning at page F-1.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

         None.

                                    PART III
                                    --------

ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
----------------------------------------------------
        CONTROL PERSONS;W COMPLIANCE WITH SECTION
        -----------------------------------------
        16(A) OF THE EXCHANGE ACT
        -------------------------

         The following table sets forth all of the current directors and executive officers of the Company, including their ages, as of the date of this report. With the exception of K. Richard B. Niehoff who has served as a director and held the other positions listed below with WEBiX since 2000, all of the other persons listed below were elected or appointed during or subsequent to 2001.

---------------------------------------------- ------------------------- ---------------------------------------------
                    Name                                 Age                            Positions Held
---------------------------------------------- ------------------------- ---------------------------------------------
            K. Richard B. Niehoff                         58                 Chairman of the Board of Directors,
                                                                            Chief Executive Officer and President

---------------------------------------------- ------------------------- ---------------------------------------------
              Donald E. Weeden                            71                               Director

---------------------------------------------- ------------------------- ---------------------------------------------
               Molly G. Bayley                            57                Director and Executive Vice-President

---------------------------------------------- ------------------------- ---------------------------------------------
               Eric B. Nissan                             28                  Director and Senior Vice-President

---------------------------------------------- ------------------------- ---------------------------------------------

         None of the executive officers, directors, control persons and/or promoters of the Company have filed any bankruptcy petition, have been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

         No current director has any arrangement or understanding whereby he is or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers of the Company are elected by the Board of Directors at its annual meeting immediately following the annual meeting of shareholders. The Company does not currently have any standing audit, nominating or compensation committees, or any committee performing similar functions.

         K. RICHARD B. NIEHOFF: From September 2000 to January 2002, Mr. Niehoff was President and Chief Executive Officer of WEBiX Inc. Prior to that, from September 1999 to August 2000, he was President of VSX Technologies, Inc., a wholly-owned subsidiary of Unified Management Corp., where he also served as Managing Director of its broker-dealer subsidiary. From August 1998 to September 1999, Mr. Niehoff was Vice President of Wit Capital Corp. and President of the Digital Stock Market, Inc., a wholly-owned subsidiary of Wit Capital Corp. From May 1997 to August 1998, Mr. Niehoff was Vice President and Director of Third Market Corporation, a registered broker-dealer. From September 1996 to May 1997, Mr. Niehoff was the Regional Sales Manager of Interactive Brokers, LLC.

         Mr. Niehoff has also served as a Managing Director of KPMG OTC Markets Project for the Republic of Poland and as an Advisor to the Polish Ministry of Privatization. Mr. Niehoff also established the Trading Services Division of the NASDAQ Stock Market and was its first executive officer. Prior to joining NASDAQ, he served as President and Chief Operating Officer of the Cincinnati Stock Exchange, a position he held for fifteen years. He also was a member of the Cincinnati and Philadelphia Exchanges, and an allied member of the New York Stock Exchange. Mr. Niehoff was a founding member and Director of the Consolidated Tape Association, Composite Quote Operating Committee, and the Intermarket Trading System Committee. Additionally, he served on the Exchange Executive Coordinating Committee. He maintains principal and general licenses with the NASDR and maintains various state brokerage registrations.

         Mr. Niehoff earned a B.A. with a dual major in history and economics from the University of Cincinnati. He also attended the Colleges of Business Administration and Law at this university at the graduate level.

         DONALD E. WEEDEN: For the past 15 years, Mr. Weeden has been the Chairman of Weeden Securities Corporation, the general partner of Weeden & Co., L.P., a New York Stock Exchange member firm and a member of the NASD. In the 1960s and 1970s, Mr. Weeden was Chairman of Weeden & Co., a public company which was regarded as a pioneer in the "third market," which is industry terminology for trading markets that transact business in NYSE and other exchange listed securities in the OTC market. Mr. Weeden has served on several committees of the SEC involved in market structure and the SEC's National Market Advisory Board. Mr. Weeden has also been an active investor in high technology ventures and companies related to the securities industry. In 1959, he was a founder and director of National Semiconductor Corporation. His venture investments include Instinet Corp., Cadence Design, Quantum Health and Cymer Laser. Mr. Weeden has a B.A. in economics from Stanford University.

         MOLLY G. BAYLEY: From March 2001 to January 2002, Ms. Bayley was Executive Vice President of WEBiX, Inc. From December 2000 to March 2001, Ms. Bayley was Vice President, Regulation of Market Systems, Inc. Prior to that, from May 2000 to November 2000, she was a principal of Molly G. Bayley Consulting. From October 1998 to April 2000 Ms. Bayley was Vice President, Exchange Relations of OptiMark Technologies Inc. From November 1997 to October 1998, she was Senior Managing Director of DST Catalyst, a company which built automated trading systems for stock exchanges. In her career, Ms. Bayley has also served as a Vice President of NASDAQ Operations for the NASDAQ Stock Market and a Director of Market Surveillance for NASDAQ. She also served as the Executive Director of the Commodity Futures Trading Commission and as an International Regulatory Advisor for Emerging Capital Markets at Arthur Andersen Consulting. Ms. Bayley is currently a director of V-One Corporation, a Delaware corporation that develops, markets and licenses network security products. Ms. Bayley has a B.A. in French from Wellesley College.

         ERIC B. NISSAN: From March 2000 to January 2002, Mr. Nissan was a principal of WebIAm, Inc., a technology development and consulting firm engaged in the development of exchange related applications. From December 1997 to March 2000, he was a Programmer Analyst with Lazard Freres and Co., LLC. Prior to that, from August 1996 to December 1997, he was an Application Developer at Integrated Office Solutions. As a principal and founder of WebIAm, Inc. he oversaw the day-to-day operations of the company, as well as the development of various projects relating to the delivery of real-time trading systems over the Internet. Mr. Nissan has a B.S. in Computer Science from SUNY Stony Brook.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its past fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, there were no directors, officers or shareholders that failed to file, on a timely basis, reports required to be filed under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation Table. The following table presents the total compensation that the Company paid during fiscal year 2001 to its Chief Executive Officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal year 2001 and no executive officer, including the Chief Executive Officer, earned over $100,000 in fiscal year 2000.

Annual Compensation                                                                  Long Term Compensation

----------------------- -------- --------------- ------------- ------------------- ---------------- ------------------
  Name and Position      Year        Salary         Bonus            Annual          Number of         All other
  -----------------      ----        ------         -----            ------          ----------        ----------
                                      ($)            ($)        Compensation ($)     Securities     Compensation (1)
                                      ---            ---        ----------------     -----------    ----------------
                                                                                     Underlying            ($)
                                                                                     ----------            ---
                                                                                       Options
                                                                                       -------

----------------------- -------- --------------- ------------- ------------------- ---------------- ------------------
    K. Richard B.        2001       $124,375         -0-            $124,375            ----              ----
  Niehoff, President
 and Chief Executive
       Officer
----------------------- -------- --------------- ------------- ------------------- ---------------- ------------------

(1) Information on "perks" and other personal benefits has been omitted because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

Compensation  of Directors.
---------------------------

         During the most recent fiscal year, the Company did not compensate its directors for service on the Board of Directors nor did it reimburse its directors for expenses incurred for attendance at meetings of the Board of Directors.

Employment  Agreements.
-----------------------

         The Company does not currently have any employment agreements with any of its executive officers.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership as of March 27, 2002 of the Common Stock (which includes any shares of Preferred Stock of the Company owned by any such person as if such shares had been converted to shares of Common Stock) by (1) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and officers of the Company as a group.

         Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investing power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the current date.

Name and address of Beneficial Owner                 Number of Shares (1) (2)  (3)               Percent of Class
------------------------------------                 -----------------------------               ----------------

Donald E. Weeden                                          20,803,676   (4)                             27.0%
145 Mason Street
Greenwich, CT  06830

K. Richard B. Niehoff                                     14,671,450                                   19.1%
The X-Change Corporation
36 W. 44th Street, Suite 1209
New York, NY  10036

John D. Weeden Living Trust                                4,178,436                                    5.4%
76 Calhoon Terrace
San Francisco, CA  94133

Eric B. Nissan                                             1,660,000                                    2.2%
The X-Change Corporation
36 W. 44th Street, Suite 1209
New York, NY  10036

Molly G. Bayley                                              400,000                                   0.52%
1125 Ashland Avenue
Wilmette, IL  60091

All directors and executive officers                      41,713,562                                   54.2%
as a group (5 persons)

----------------------

         (1) Includes shares of Preferred Stock which are convertible into shares of Common Stock of the Company on a 1 for 10 basis.

         (2) Based upon 77,002,000 shares of Common Stock outstanding on March 27, 2002 (including conversion of all of the outstanding shares of Preferred Stock of the Company).

         (3) Does not include warrants to purchase shares of Common Stock which are not presently exercisable.

         (4) Includes 1,044,466 shares held by a limited partnership of which Mr. Weeden controls the corporate general partner.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Relationship with WebIAm, Inc. and its principals
-------------------------------------------------

         The Company licenses the technology that it intends to use as the platform for its proposed trading market in OTCBB securities from WebIAm, Inc., a New Jersey corporation ("WebIAm"). Although there was no affiliation between WebIAm and its principals and the Company at the time of the execution of the original licensing agreement, subsequently, the principals of WebIAm have become affiliated with the Company. Eric B. Nissan is both a director and executive officer and Steven Maybaum and Robert M. Kaskel are each officers of the Company and each of those individuals and WebIAm are shareholders of the Company.

         Originally, on June 20, 2001, WEBiX (the predecessor of the Company) entered into a Software License Agreement with WebIAm. At the time of entering into that transaction, the two companies did not have any common ownership and the management and directors of the two companies were totally unrelated. WebIAm had previously developed a proprietary software platform for trading applications in complex markets with numerous participants such as the securities industry. WEBiX desired to license this technology platform and to significantly modify and adapt it to the specific requirements that management believed were necessary to create an attractive trading market for OTCBB securities. The fee for the License Agreement paid to WebIAm consisted of (i) a software license fee in the amount of $100,000; (ii) 50,000 shares of common stock of WEBiX (currently 1,000,000 shares of Common Stock of the Company following the Merger) to be paid to each of the three principals of WebIAm; and
(iii) a royalty fee of 7% of transaction revenue net of clearing charges. At that time, the parties also entered into a Consulting Services Agreement which detailed specific software customization services to be performed by WebIAm to adapt the software platform to the requirements of the WEBiX trading System for OTCBB securities.

         After working together to modify and adapt the trading platform, the principals of WebIAm determined to concentrate their efforts on the specific market opportunity that was being pursued by WEBiX and on January 15, 2002 (effective the same date as the merger of WEBiX into XCHC Technologies), entered into an agreement to modify the license in the following respects: (i) the scope of the license was expanded to grant to WEBiX (now the Company) the right to pursue and/or seek opportunities to license all of the other potential applications for the trading platform and to incorporate all of the other assets of WebIAm under the license; (ii) WEBiX agreed to assume the payment of certain operating liabilities of WebIAm the current amount of which was then less than $75,000; (iii) WebIAm received an additional 100,000 shares of common stock of WEBiX (currently 2,000,000 shares of Common Stock of the Company following the Merger); and (iv) each of the three principals of WebIAm were employed by the Company for a minimum period of 2 years at annual salaries of $175,000 each and are responsible for all systems-related matters required by the Company and all efforts to license the technology platform for other uses and perform such consulting services as may be required in connection with such other licenses or uses. Additionally, for a 3 month period commencing on January 15, 2004, the Company was granted the right to purchase all of the assets licensed from WebIAm (including the technology platform) for a purchase price of $1.00, provided that the Company is not in default under the terms of the modified License Agreement. The above description is a summary only and interested persons are referred to the text of the actual agreements which are attached to this report as exhibits.

Relationship with WEBiX Brokerage Services, Inc.
------------------------------------------------

         In November, 2001, WEBiX Brokerage Services, Inc., was formed for the purpose of becoming a registered broker-dealer firm either through registration or through the acquisition of an existing registered broker-dealer firm. WEBiX Brokerage Services is owned by the Chairman and CEO of the Company, K. Richard
B. Niehoff (35%), his son, Karl R.B. Niehoff, Jr. (55%) and the Company (10%).

         In March 2002,  WEBiX Brokerage  Services,  Inc. agreed to acquire Mark
Securities, Inc., an unaffiliated registered broker-dealer firm. Mark Securities, Inc. filed an application to sponsor the Company's proposed ATS. The Company retains a minority ownership interest in the broker-dealer so as not to impact the net capital computation for the broker-dealer under SEC Rule 15c3-1. By maintaining a separation between the broker-dealer and the Company, the amount of net capital required to be maintained is reduced and the daily calculation of net capital is greatly simplified.

         Through an Agreement between Mark Securities, Inc. and the Company, substantially all of the transaction revenue generated by WEBIXTRADER will be paid by Mark Securities, Inc. to the Company in the form of software license fees, Internet hosting and managed services fees. The broker-dealer will retain only those revenues required to maintain operation of the broker-dealer, such as funding the required net capital and its general and administrative expenses.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)      Exhibits
Exhibit No.                                 Exhibit Name
-----------                                 ------------

2.1 Plan of Merger, incorporated by reference to Exhibit 10.1 to Form 8-K dated January 30, 2002.

3.1      Articles of Incorporation, previously filed.

3.2 Certificate of Amendment to Articles of Incorporation of Registrant filed with the Secretary of State of the State of Nevada on January 14, 2002, previously filed.

3.3      By-Laws, previously filed.

4.1      Specimen of Common Stock Certificate, previously filed.

4.3 Form of Warrant Agreement, previously filed, incorporated by reference to Exhibit 10.2 to Form 8-K dated January 30, 2002.

10.1* License Agreement dated as of June 20, 2001 between WebIAm, Inc. as licensor, and WEBiX Inc. (the predecessor of the Company), as licensee.

10.2*    Amendment to License Agreement dated as of January 15, 2002.

10.3 Form of Lock-Up Agreement, incorporated by reference to Exhibit 4.1 to Form 8-K dated January 30, 2002.

21*      List of subsidiaries.

* Filed herewith.

(b)      Reports on Form 8-K filed in the fourth quarter of 2001:

November 15, 2001        8-K            Item 4.  Change in certifying Accountant

SIGNATURES
----------



         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE X-CHANGE CORPORATION
                                    ------------------------
                                          (Registrant)


Dated: March 31, 2002               By:    /s/ K. Richard B. Niehoff
                                           -------------------------
                                           K. Richard B. Niehoff,
                                           President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                           Date

/s/ K. Richard B. Niehoff     Chairman of the Board of            March 31, 2002
-------------------------
K. Richard B. Niehoff         Directors, President and Chief
                              Executive Officer*


/s/ Donald E. Weeden          Director                            March 31, 2002
--------------------
Donald E. Weeden


/s/ Molly G. Bayley           Director and Executive Vice         March 31, 2002
-------------------
Molly G. Bayley               President


/s/ Eric B. Nissan            Director and Senior Vice            March 31, 2002
------------------
Eric B. Nissan                President


--------------------------------
*   Principal executive, financial and accounting officer

                            The X-Change Corporation
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2001 and 2000.......................................F - 3

Statement of Stockholders' Equity for the
  Period February 5, 1969 (inception) (unaudited)to December 31, 2001..................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2001 and 2000.......................................F - 5

Notes to Financial Statements..........................................................F - 6

                                 INDEPENDENT AUDITOR'S REPORT


The X-Change Corporation
(A Development Stage Company)


        We have audited the accompanying balance sheets of The X-Change Corporation (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and cash flows for the two years then ended, and the statement of stockholders' equity for the period February 5, 1969 (inception)(unaudited) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 13, 2002

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          December 31,
                                                 -------------------------------
                                                      2001            2000
                                                 --------------  ---------------

Assets - Cash                                    $            -  $           417
                                                 ==============  ===============

Current Liabilities:
   Accounts payable                              $        1,218  $         5,779
   Loans payable - shareholders                          19,821            9,900
                                                 --------------  ---------------

          Total Current Liabilities                      21,039           15,679
                                                 --------------  ---------------

Stockholders' Equity (Deficit):
  Preferred Stock, Par value $.001
     Authorized 10,000,000 shares
     Issued - None                                            -                -
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 22,540,000 shares at December 31,
    2001 and December 31, 2000                           22,540           22,540
  Paid-In Capital                                       543,243          543,243
  Retained Deficit                                     (536,688)        (536,688)
  Deficit Accumulated During the
    Development Stage                                   (50,134)         (44,357)
                                                 --------------  ---------------

     Total Stockholders' Equity (Deficit)               (21,039)         (15,262)
                                                 --------------  ---------------
     Total Liabilities and
       Stockholders' Equity                      $            -  $           417
                                                 ==============  ===============








   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                      since
                                                                   October 4,
                                                                      2000
                                                                    Inception
                                       For the Year Ended              of
                                          December 31,             Development
                                 ------------------------------
                                      2001            2000            Stage
                                 --------------  --------------  ---------------
Revenues:                        $            -  $            -  $             -

General and Administrative
   Expenses:                              5,777         180,262           50,134
                                 --------------  --------------  ---------------

     Net Loss                    $       (5,777) $     (180,262) $       (50,134)
                                 ==============  ==============  ===============

Basic & Diluted loss per share   $            -  $        (0.02)
                                 ==============  ==============





















   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                                           Since
                                                                                        October 4,
                                                                                           2000
                                                                                       Inception of
                                           Common Stock        Paid-In     Retained     Development
                                        Shares     Par Value   Capital     Deficit         Stage
                                     ------------ ----------- ---------- ------------  -------------
Balance at February 5, 1969
(inception)                                     - $         - $        - $          -  $           -

June 11, 1969 Issuance of Stock for
cash                                          928           1    102,154            -              -
Issuance of stock for services                 50           -      6,137            -              -
Net Loss 1969 to 1993                           -           -          -     (171,352)             -
                                     ------------ ----------- ---------- ------------  -------------

Balance at December 31, 1993                  978           1    108,291     (171,352)             -
(unaudited)

Net Loss                                        -           -          -      (40,337)             -
                                     ------------ ----------- ---------- ------------  -------------

Balance at December 31, 1994                  978           1    108,291     (211,689)             -

Issuance of stock for services             48,200          48      3,676            -              -
Net Income                                      -           -          -       99,673              -
                                     ------------ ----------- ---------- ------------  -------------

Balance at December 31, 1995
and 1996                                   49,178          49    111,967     (112,016)             -

Issuance of stock for services            157,143         157     36,473            -              -
Net Loss                                        -           -          -      (36,630)             -
                                     ------------ ----------- ---------- ------------  -------------

Balance at December 31, 1997              206,321         206    148,440     (148,646)             -

Issuance of stock for services            119,636         120     27,767            -              -
Net Loss                                        -           -          -      (27,887)             -
                                     ------------ ----------- ---------- ------------  -------------

Balance at December 31, 1998              325,957         326    176,207     (176,533)             -
                                     ------------ ----------- ---------- ------------  -------------

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2001
                                   (Continued)

                                                                                          Deficit
                                                                                        Accumulated
                                                                                           Since
                                                                                        October 4,
                                                                                           2000
                                                                                       Inception of
                                          Common Stock         Paid-In     Retained     Development
                                       Shares      Par Value   Capital     Deficit         Stage
                                    ------------- ----------- ---------- ------------  -------------

Balance at December 31, 1998              325,957         326    176,207     (176,533)             -
Return of shares to treasury              (85,957)        (86)        86            -              -
Issuance of stock for services          2,760,000       2,760    221,490            -              -
Net Loss                                        -           -          -     (224,250)             -
                                    ------------- ----------- ---------- ------------  -------------

Balance at December 31, 1999            3,000,000       3,000    397,783     (400,783)             -
as originally reported

50:1 reverse stock split               (2,940,000)     (2,940)     2,940            -              -
4:1 forward stock split                   180,000         180       (180)           -              -
                                    ------------- ----------- ---------- ------------  -------------
Restated balance at December 31,
1999                                      240,000         240    400,543     (400,783)             -

Issuance of stock for cash             14,300,000      14,300     60,700            -              -
Issuance of stock for services          8,000,000       8,000     82,000            -              -

Net Loss                                        -           -          -     (135,905)       (44,357)
                                    ------------- ----------- ---------- ------------  -------------

Balance at December 31, 2000           22,540,000      22,540    543,243     (536,688)       (44,357)

Net Loss                                        -           -          -            -         (5,777)
                                    ------------- ----------- ---------- ------------  -------------

Balance at December 31, 2001           22,540,000 $    22,540 $  543,243 $   (536,688) $     (50,134)
                                    ============= =========== ========== ============  =============






   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                            Cumulative
                                                                               Since
                                                                            October 4,
                                                                               2000
                                                 For the Years Ended       Inception of
                                                    December 31,            Development
                                            -----------------------------
                                                 2001           2000           Stage
                                            -------------- -------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                    $       (5,777)$     (180,262)$       (50,134)
Increase (decrease) in accounts payable             (4,561)         5,779          30,313
                                            -------------- -------------- ---------------
  Net Cash Used in operating activities            (10,338)      (174,483)        (19,821)
                                            -------------- -------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                                   -              -               -
                                            -------------- -------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder loans                                    9,921          9,900          19,821
Issuance of common stock                                 -        165,000               -
                                            -------------- -------------- ---------------
Net Cash Provided by
  Financing Activities                               9,921        174,900          19,821
                                            -------------- -------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                           (417)           417               -
Cash and Cash Equivalents
  at Beginning of Period                               417              -               -
                                            -------------- -------------- ---------------
Cash and Cash Equivalents
  at End of Period                          $            - $          417 $             -
                                            ============== ============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $            - $            - $             -
  Franchise and income taxes                $            - $            - $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

          The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Delaware on February 5, 1969 as Diversified Technologies Group, Inc., the Company reincorporated and changed its domicile to the State of Nevada on October 4, 2000. The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. The Company also attempted two acquisitions in 2000, neither of which were able to deliver the required financial statements. The first was rescinded and the second was not consummated. In June 2001, the Company entered into a reorganization agreement which was later rescinded for failure to provide adequate compliance with the representations, warranties and covenants of the agreement. In July 2001, the Company changed its name to The X-Change Corporation. Since October 4, 2000, the Company is in the development stage, and has not commenced planned principal operations.

        On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX.

Nature of Business

        The Company has no products or services as of December 31, 2001. Subsequent to year end, the Company merged with WEBiX Inc (See subsequent event footnote number 7).

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                    For the Year Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $        (5,777)      22,540,000  $            -
                                              ===============  ===============  ==============


                                                    For the Year Ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $      (180,262)       9,385,000  $       (0.02)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $587,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - COMMON STOCK TRANSACTIONS

        From July to September 2000, the Company issued 8,000,000 (post split) restricted common shares to various consultants for services at the market value on the date of issuance and 14,300,000 (post split) restricted common shares to individuals for cash at $.005245 per share.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)


NOTE 7 - SUBSEQUENT EVENTS

        On January 15, 2002, the Company and its newly created wholly owned subsidiary X- Change Technologies Corp, merged with WEBiX, Inc. (a Florida Corporation). As a result, the Company acquired the business and operations of WEBiX, in exchange for the issuance of a controlling interest in The X-Change Corporations' shares to the former shareholders of WEBiX. Under the Plan of Merger, 24,000,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued. In addition, certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock to treasury.

                           X-Change Technologies Corp
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations for the
  Year Ending December 31, 2001 and
   the Period From November 17, 2000 (Inception) to December 31, 2000..................F - 3

Statement of Stockholders' Equity for the
  Period November 17, 2000 (Inception) to December 31, 2001............................F - 4

Statements of Cash Flows for the
  Year Ending December 31, 2001 and
   the Period From November 17, 2000 (Inception) to December 31, 2000..................F - 6

Notes to Financial Statements..........................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


X-Change Technologies Corp (Formerly WEBiX Inc.)
(A Development Stage Company)


        We have audited the accompanying balance sheets of X-Change Technologies Corp (Formerly WEBiX Inc.) (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and cash flows for the year ending December 31, 2001 and the period from November 17, 2000 (Inception) to December 31, 2000 and the statement of stockholders' equity for the period November 17, 2000 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Change Technologies Corp (Formerly WEBiX Inc.) (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ending December 31, 2001 and the period from November 17, 2000 (Inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
March 23, 2002

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               December 31,
                                                      -------------------------------
                                                           2001             2000
                                                      ---------------  --------------
ASSETS:
Current Assets:
   Cash                                               $         4,055  $            -
                                                      ---------------  --------------
       Total Current Assets                                     4,055               -
                                                      ---------------  --------------

Fixed Assets:
   Office Equipment                                            11,349           2,297
   Accumulated Depreciation                                    (1,527)           (115)
                                                      ---------------  --------------
       Net Fixed Assets                                         9,822           2,182
                                                      ---------------  --------------

Intangibles and Other Assets:
   Licensing and Distribution Rights - WebIAm                 483,758               -
   Accumulated Amortization                                   (67,189)              -
                                                      ---------------  --------------
       Net Intangible and Other Assets                        416,569               -
                                                      ---------------  --------------

Total Assets                                          $       430,446  $        2,182
                                                      ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
   Accounts payable                                   $        78,010  $            -
   Accrued Salaries                                                 -          30,833
   Loans payable - shareholders                                44,418           1,863
                                                      ---------------  --------------
          Total Current Liabilities                           122,428          32,696
                                                      ---------------  --------------

Stockholders' Equity (Deficit):
   Preferred Stock, Par Value $.01, Authorized
   2,500,000 shares, Issued 914,500 and 0
    at December 31, 2001 and 2000                               9,145               -
  Common Stock, Par value $.01, Authorized
    7,500,000 Shares, Issued 1,100,000 and 600,000
    at December 31, 2001 and 2000                              11,000           6,000
  Paid-In Capital                                           1,129,355           4,000
  Deficit Accumulated During the Development Stage           (841,482)        (40,514)
                                                      ---------------  --------------
     Total Stockholders' Equity (Deficit)                     308,018         (30,514)
                                                      ---------------  --------------

     Total Liabilities and Stockholders' Equity               430,446  $        2,182
                                                      ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                      since
                                                                  November 17,
                                                                      2000
                                  For the Year   For the Period     Inception
                                     Ending          Ending            of
                                  December 31,    December 31,     Development
                                      2001            2000            Stage
                                 --------------  --------------  ---------------

Revenues:                        $            -  $            -  $             -
                                 --------------  --------------  ---------------

Expenses:
   General & Administrative             796,569          40,484          837,053
                                 --------------  --------------  ---------------

Operating Loss                         (796,569)        (40,484)        (837,053)

Other Income (Expense):
   Interest                              (4,399)            (30)          (4,429)
                                 --------------  --------------  ---------------

Loss Before Income Taxes               (800,968)        (40,514)        (841,482)
   Income Taxes                               -               -                -
                                 --------------  --------------  ---------------

     Net Loss                    $     (800,968) $      (40,514) $      (841,482)
                                 ==============  ==============  ===============

Basic & Diluted loss per share   $       (0.59)  $       (0.07)
                                 ==============  ==============








   The accompanying notes are an integral part of these financial statements.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM NOVEMBER 17, 2000 (INCEPTION) TO DECEMBER 31, 2001

                                                                                               Deficit
                                                                                             Accumulated
                                                                                                Since
                                                                                            November 17,
                                                                                                2000
                                                                                            Inception of
                                    Preferred Stock         Common Stock         Paid-In     Development
                                   Shares   Par Value    Shares    Par Value     Capital        Stage
                                 ---------- ---------- ---------- ------------ ----------- ---------------
Balance at November 17, 2000
    (Inception)                           - $        -          - $          - $         - $             -

November 17, 2000 Shares
  Issued for Cash                         -          -         10           10       9,990               -

Net Loss                                  -          -          -            -           -         (40,514)
                                 ---------- ---------- ---------- ------------ ----------- ---------------

Balance at December 31, 2000
  As Originally Reported                  -          -         10           10       9,990         (40,514)

Retroactive adjustment for
  60,000 to 1 stock split
  July 16, 2001                           -          -    599,990        5,990      (5,990)              -
                                 ---------- ---------- ---------- ------------ ----------- ---------------

Restated Balance January 1, 2001          -          -    600,000        6,000       4,000         (40,514)

February 28, 2001, Shares Issued
  For Cash                                -          -    350,000        3,500      71,500               -

June 30, 2001 Shares Issued For
  Acquisition of Licensing                -          -    150,000        1,500     148,500               -
 Cash                               590,000      5,900          -            -     584,100               -
 Expenses                             6,800         68          -            -       6,732               -

July 30, 2001, Shares Issued
  For Cash                          125,000      1,250          -            -     123,750               -

August 31, 2001, Shares Issued
  For Cash                          105,000      1,050          -            -     103,950               -

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM NOVEMBER 17, 2000 (INCEPTION) TO DECEMBER 31, 2001

                                                                                               Deficit
                                                                                             Accumulated
                                                                                                Since
                                                                                            November 17,
                                                                                                2000
                                                                                            Inception of
                                    Preferred Stock         Common Stock         Paid-In     Development
                                   Shares   Par Value    Shares    Par Value     Capital        Stage
                                 ---------- ---------- ---------- ------------ ----------- ---------------
November 2, 2001, Shares Issued
  For Cash                           25,000 $      250          - $            $ -  24,750 $             -

December 7, 2001, Shares Issued
  For Cash                           50,000        500          -            -      49,500               -
  For Expenses                       12,700        127          -            -      12,573               -

Net Loss                                  -          -          -            -           -        (800,968)
                                 ---------- ---------- ---------- ------------ ----------- ---------------

Balance at December 31, 2001        914,500 $    9,145  1,100,000 $     11,000   1,129,355 $      (841,482)
                                 ========== ========== ========== ============ =========== ===============















   The accompanying notes are an integral part of these financial statements.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                            Cumulative
                                                                               Since
                                                                           November 17,
                                             For the Year  For the Period      2000
                                                Ending         Ending      Inception of
                                             December 31,   December 31,    Development
                                                 2001           2000           Stage
                                            -------------- -------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                    $     (800,968)$      (40,514)$      (841,482)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                    68,601            115          68,716
   Issuance of Preferred Stock for Expenses         19,500              -          19,500
   Issuance of Common Stock for
      Licensing Rights                             150,000              -         150,000

Increase (Decrease) in Accounts Payable             78,010              -          78,010
Increase (Decrease) in Accrued Salaries            (30,833)        30,833               -
                                            -------------- -------------- ---------------

  Net Cash Used in Operating Activities           (515,690)        (9,566)       (525,256)
                                            -------------- -------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase and Development of Licensing
  Rights                                          (483,758)             -        (483,758)
Purchase of Office Equipment                        (9,051)        (2,297)        (11,348)
                                            -------------- -------------- ---------------

Net Cash Provided by Investing Activities         (492,809)        (2,297)       (495,106)
                                            -------------- -------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase Shareholder Loans                          42,555          1,863          44,418
Issuance of Preferred Stock for Cash               895,000              -         895,000
Issuance of Common Stock for Cash                   75,000         10,000          85,000
                                            -------------- -------------- ---------------

Net Cash Provided by Financing Activities        1,012,555         11,863       1,024,418
                                            -------------- -------------- ---------------

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            Cumulative
                                                                               Since
                                                                           November 17,
                                             For the Year  For the Period      2000
                                                Ending         Ending      Inception of
                                             December 31,   December 31,    Development
                                                 2001           2000           Stage
                                            -------------- -------------- ---------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                          4,056              -           4,056
Cash and Cash Equivalents
  at Beginning of Period                                 -              -               -
                                            -------------- -------------- ---------------
Cash and Cash Equivalents
  at End of Period                          $        4,056 $            - $         4,056
                                            ============== ============== ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $        2,891 $            - $         2,891
  Franchise and income taxes                $            - $            - $             -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On June 30, 2001, the Company obtained licensing and distribution rights for WebIAm software in exchange for $100,000 and 150,000 common shares valued at a $1 per share along with assuming $68,111 in WebIAm's accounts payable.











   The accompanying notes are an integral part of these financial statements.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for X-Change Technologies Corp (Formerly WEBiX Inc.) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Florida on November 17, 2000. Since November 17, 2000, the Company is in the development stage, and has not commenced planned principal operations.

        On January 15, 2002, the Company merged with X-Change Technologies Corp (a wholly owned subsidiary of The X-Change Corporation). This merger resulted in the Company's business and operations being acquired in exchange for a controlling interest in the acquiring Company's shares.

Nature of Business

        The Company is in the process of developing, marketing and hosting an internet accessible trading market for securities that are currently quoted on the OTC Bulletin Board. Upon establishment of the Company's trading market, the Company intends to offer access to its web site on a subscription basis and intends to charge transaction fees for all transactions that are processed through the system.

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

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment

        Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

        Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

        Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

        The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Intangible Assets

        Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of three years in accordance with FAS-86. The amortization period is management's estimate of useful economic life of the asset. The initial valuation of licensing and distribution rights for the software products were derived from what Management believes to be arms length negotiation.

        The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                    For the Year Ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $      (800,968)       1,362,939  $       (0.59)
                                              ===============  ===============  ==============


                                                   For the Period Ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $       (40,514)         600,000  $       (0.07)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

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

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,129,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        On June 25, 2001, the Company entered into a three year lease agreement for its office facilities. The rental charges are approximately $54,000 to $57,000 per year.

        The minimum future lease payments under these leases for the next five years is:


   Twelve Months
   Ended June 30:
--------------------
        2001                                     $       54,000
        2003                                             55,620
        2004                                             57,289
        2005                                                  -
        2006                                                  -
                                                 --------------
        Total minimum future lease payments      $      166,909
                                                 ==============

        In conjunction with the acquisition of WebIAm software rights the company has a commitment to pay $5,700 per month for web hosting and $700 per month for hardware.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 5 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

        As  of  December  31,  2001  and  2000,   shareholder  payables  include
approximately $44,418 and $1,863 owing to a major shareholder at an interest rate of 10%.

NOTE 6 - PREFERRED STOCK

        On July 16, 2001, the Company created convertible Series A 7% Convertible Preferred Stock, authorizing the issuance of 2,500,000 shares of convertible preferred stock to be sold, with a par value of $.01. The preferred stock are convertible at a ratio of 1 share of common stock per preferred share converted.

        The Corporation is under no obligation to pay dividends. The holders of the Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, and in any event upon liquidation, dissolution, or winding-up of the Corporation, out of funds legally available therefore, dividends at the annual rate of $.07 per share of Series A Preferred Stock (adjusted for any stock dividend, stock split, etc.), payable in preference and priority to any payment of any dividend o the Common Stock.

        In the event of any liquidation, dissolution or winding-up of the Corporation, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, an amount of $1 per share of Series A Preferred plus all accrued but unpaid dividends.

NOTE 7 - STOCK SPLIT

        On July 16, 2001 the Board of Directors authorized a 60,000 to 1 stock split. As a result of the split, 599,990 shares were issued. Also on July 16, 2001, the number of authorized shares was increased from 100 to 7,500,000 Common and 1,500,000 shares of Preferred along with the par value was changed from $1 to $.01. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 and 2000 have been restated to reflect the stock split.

                           X-CHANGE TECHNOLOGIES CORP
                              (Formerly WEBiX Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 8 - COMMON STOCK TRANSACTIONS

        On November 17, 2000, the Company issued 600,000 (post split) common shares to the President in exchange for $10,000 cash.

        On June 30, 2001, the Company issued 150,000 common shares valued at $1 per share for partial payment of licensing rights for WebIAm Software.

        Throughout 2001, 350,000 shares of common stock were purchased at $.21 per share and 895,000 shares of preferred stock were purchased at $1 per share. Also 19,500 preferred shares were issued in exchange for services.

NOTE 7 - SUBSEQUENT EVENTS

        On January 15, 2002, the Company merged with X-Change Technologies Corp (a wholly owned subsidiary of The X-Change Corporation) (a Nevada Corporation). As a result, the Company's business and operations were acquired in exchange for the issuance of a controlling interest in The X-Change Corporations' shares. Under the Plan of Merger, the shareholders of The X-Change Corporation surrendered 9,540,000 shares of Common Stock and 24,000,000 shares of Common Stock, par value $.001 were issued to the Common Stock shareholders of WEBiX Inc and 4,000,000 shares of Series A Preferred Stock, par value $.001 (Convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued to the Preferred Stock shareholders of WEBiX Inc.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

        On January 15, 2002, The X-Change Corporation and its wholly owned subsidiary X-Change Technologies Corp acquired the business and operations of WEBiX Inc. See "The Merger". The following unaudited pro forma condensed combined financial statements are based on the December 31, 2001 historical financial statements of The X-Change Corporation and WEBiX Inc contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with WEBiX Inc treated as the acquiring entity for financial reporting purposes.

        The unaudited pro forma condensed combined balance sheet presenting the financial position of the Surviving Corporation assumes the purchase occurred as of December 31, 2001. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2001 presents the results of operations of the Surviving Corporation, assuming the merger was completed on January 1, 2001.

        The unaudited pro forma condensed combined financial statements have been prepared by management of The X-Change Corporation and WEBiX Inc based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of The X-Change Corporation and WEBiX Inc (including the notes thereto) included in this Form. See "FINANCIAL STATEMENTS."

                          UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                       DECEMBER 31, 2001

                                                                                                                      Pro Forma
                                                                 The X-Change                      Pro Forma           Combined
                                                                  Corporation      WEBiX, Inc     Adjustments          Balance
                                                                ---------------  --------------  --------------     --------------
ASSETS
Current Assets                                                  $             -  $        4,055  $            -     $        4,055

Fixed Assets (net)                                                            -           9,822               -              9,822
Other Assets                                                                  -         416,569               -            416,569
                                                                ---------------  --------------  --------------     --------------

     Total Assets                                               $             -  $      430,446  $            -     $      430,446
                                                                ===============  ==============  ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable & Accrued Expenses                             $         1,218  $       78,010  $            -     $       79,228
Liabilities                                                              19,821          44,418         (19,821)   A        44,418
                                                                ---------------  --------------  --------------     --------------

     Total Liabilities                                                   21,039         122,428         (19,821)           123,646
                                                                ---------------  --------------  --------------     --------------

Stockholders' Equity:
  Preferred Stock                                                             -           9,145          (5,145)   A         4,000
  Common Stock                                                           22,540          11,000           3,462    A        37,002
  Additional Paid in Capital                                            543,243       1,129,355        (565,318)   A     1,107,280
  Retained Earnings (Deficit)                                          (536,688)              -         536,688    A             -
  Deficit Accumulated During the
     Development Stage                                                  (50,134)       (841,482)         50,134    A      (841,482)
                                                                ---------------  --------------  --------------     --------------
     Total Stockholders' Equity (Deficit)                               (21,039)        308,018          19,821            306,800
                                                                ---------------  --------------  --------------     --------------

     Total Liabilities and Stockholders' Equity                 $             -  $      430,446  $            -     $      430,446
                                                                ===============  ==============  ==============     ==============

    See accompanying notes to unaudited pro forma condensed combined financial statements.

                         UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                             FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                                      Pro Forma
                                                                 The X-Change                      Pro Forma           Combined
                                                                  Corporation      WEBiX, Inc     Adjustments          Balance
                                                                ---------------  --------------  --------------     --------------
Revenues                                                        $             -  $            -  $            -     $            -

Expenses:
   Sales & Marketing                                                          -               -               -                  -
   General & Administrative                                               5,777         796,569               -            802,346
                                                                ---------------  --------------  --------------     --------------
          Total Operating Expenses                                        5,777         796,569               -            802,346
                                                                ---------------  --------------  --------------     --------------

Net Operating Income (Loss)                                              (5,777)       (796,569)              -           (802,346)

Other Income (Expense)                                                        -          (4,399)              -             (4,399)
Taxes                                                                         -               -               -                  -
                                                                ---------------  --------------  --------------     --------------

Net Income (Loss)                                               $        (5,777) $     (800,968) $            -           (806,745)
                                                                ===============  ==============  ==============     ==============

Loss per share                                                  $             -  $       (0.59)  $            -     $       (0.01)
                                                                ===============  ==============  ==============     ==============

Weighted average shares outstanding                                  22,540,000       1,362,939                         77,002,000
                                                                ===============  ==============                     ==============



    See accompanying notes to unaudited pro forma condensed combined financial statements.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL
STATEMENTS

(1)     General

In the merger involving The X-Change Corporation and WEBiX Inc, WEBiX was merged with and into X-Change Technologies Corp, a wholly owned subsidiary of The X-Change Corporation. Under the Plan of Merger, WEBiX's Common Stock shareholders received 24,000,000 shares of The X-Change Corporations' Common Stock, and the Preferred Stock shareholders received 4,000,000 shares of The X-Change Corporations' Series A Preferred Stock (Convertible into 40,000,000 shares of Common Stock) along with 40,000,000 warrants, or approximately 65% of the New Common Stock outstanding and 100% of the New Preferred Stock outstanding subsequent to the Merger. WEBiX has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions as set forth in the notes to the pro forma adjustments have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final appraisals and determination of the fair market value of the assets and liabilities of WEBiX.

(2)     Fiscal Year Ends

        The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2001, include The X-Change Corporation's and WEBiX's operations on a common fiscal year.

(3)     Pro Forma Adjustments

        The adjustments to the accompanying unaudited pro forma condensed combined balance sheet as of December 31, 2001, are described below:

        (A) Record acquisition of WEBiX by surrendering 9,540,000 shares of Common Stock from the shareholders of The X-Change Corporation and by issuing 24,000,000 shares of Common Stock, par value $.001 and 4,000,000 shares of Series A Preferred Stock, par value $.001 to the shareholders of WEBiX and to eliminate shareholders loans from The X-Change Corporation

        The adjustments to the accompanying unaudited pro forma condensed combined statements of operations are described below:

        There are no anticipated adjustments to the statements of operations as a result of the merger.

                            THE X-CHANGE CORPORATION

                                   FORM 10-KSB

                                  EXHIBIT INDEX



Exhibit No.:                               Description:

10.1 License Agreement dated as of June 20, 2001 between WebIAm, Inc. as licensor, and WEBiX Inc. (the predecessor of the Company), as licensee.

10.2     Amendment to License Agreement dated as of January 15, 2002.

21       List of subsidiaries.