Form 10QSB
period 2002-03-31
X-CHANGE CORP
filed 2002-05-15
CIK 54424

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

                   36 W 44th - Suite 1209, New York, NY 10036
                    (Address of principal executive offices)

                                 (646) 728-7023
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 37,002,000

     Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation
(Formerly a Development Stage Company)

        We have reviewed the accompanying balance sheets of The X-Change Corporation (Formerly a Development Stage Company) as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
May 13, 2002

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                           March 31,      December 31,
                                                             2002             2001
                                                        ---------------  ---------------
ASSETS:
Current Assets:
   Cash                                                 $       229,380  $         4,055
   Accounts Receivable                                           54,440                -
   Salary Advances                                                3,000                -
   Prepaid Expenses                                               6,470                -
                                                        ---------------  ---------------
       Total Current Assets                                     293,290            4,055
                                                        ---------------  ---------------
Fixed Assets:
   Office Equipment                                              14,565           11,349
   Accumulated Depreciation                                      (2,340)          (1,527)
                                                        ---------------  ---------------
       Net Fixed Assets                                          12,225            9,822
                                                        ---------------  ---------------
Intangibles and Other Assets:
   Licensing and Distribution Rights - WebIAm                   483,758          483,758
   Accumulated Amortization                                    (107,502)         (67,189)
                                                        ---------------  ---------------
       Net Intangible and Other Assets                          376,256          416,569
                                                        ---------------  ---------------

Total Assets                                            $       681,771  $       430,446
                                                        ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
   Accounts payable                                     $        81,485  $        78,010
   Deferred Revenue                                               1,335                -
   Loans payable - shareholders                                   5,552           44,418
                                                        ---------------  ---------------
          Total Current Liabilities                              88,372          122,428
                                                        ---------------  ---------------
Stockholders' Equity (Deficit):
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 4,800,000 and 914,500
   at March 31, 2002 and December 31, 2001                        4,800            9,145
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 37,002,000 and 1,100,000
   at March 31, 2002 and December 31, 2001                       37,002           11,000
  Paid-In Capital                                             1,906,691        1,129,355
  Retained Deficit                                           (1,355,094)        (841,482)
                                                        ---------------  ---------------
     Total Stockholders' Equity (Deficit)                       593,399          308,018
                                                        ---------------  ---------------

     Total Liabilities and Stockholders' Equity         $       681,771  $       430,446
                                                        ===============  ===============

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months
                                                                           Ended
                                                                       March 31,
                                                        --------------------------------
                                                             2002             2001
                                                        ---------------  ---------------

Revenues:                                               $       131,105  $             -
                                                        ---------------  ---------------

Expenses:
   Advertising and Promotion                                      1,040                -
   General & Administrative                                     642,544          105,146
                                                        ---------------  ---------------

Operating Loss                                                 (512,479)        (105,146)

Other Income (Expense):
   Interest                                                      (1,133)            (537)
                                                        ---------------  ---------------

Loss Before Income Taxes                                       (513,612)        (105,683)
   Income Taxes                                                       -                -
                                                        ---------------  ---------------

     Net Loss                                           $      (513,612) $      (105,683)
                                                        ===============  ===============

Basic & Diluted loss per share                          $        (0.01)  $        (0.15)
                                                        ===============  ===============













                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                               2002            2001
                                                          --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $     (513,612) $      (105,683)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                  41,126                -
   Issuance of Preferred Stock for Expenses                            -                -
   Issuance of Common Stock for
      Licensing Rights                                                 -                -

Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable                       (54,440)               -
(Increase) Decrease in Salary Advances                            (3,000)               -
(Increase) Decrease in Prepaid Expenses                           (6,470)               -
Increase (Decrease) in Accounts Payable                            3,475                -
Increase (Decrease) in Deferred Revenues                           1,335                -
                                                          --------------  ---------------

  Net Cash Used in Operating Activities                         (531,586)        (105,683)
                                                          --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase and Development of Licensing Rights                           -          (63,287)
Purchase of Office Equipment                                      (3,217)               -
                                                          --------------  ---------------

Net Cash Provided by Investing Activities                         (3,217)         (63,287)
                                                          --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from Shareholders                                                -           30,833
Payment of Shareholder Loans                                     (40,000)               -
Issuance of Common Stock for Cash                                      -           75,000
Issuance of Preferred Stock for Cash                             800,128          200,000
                                                          --------------  ---------------

Net Cash Provided by Financing Activities                        760,128          305,833
                                                          --------------  ---------------

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                               2002            2001
                                                          --------------  ---------------

Net (Decrease) Increase in Cash and Cash Equivalents      $      225,325  $       136,863
Cash and Cash Equivalents at Beginning of Period                   4,055                -
                                                          --------------  ---------------

Cash and Cash Equivalents at End of Period                $      229,380  $       136,863
                                                          ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                                $            -  $             -
                                                          --------------  ---------------
  Franchise and income taxes                              $            -  $             -
                                                          --------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On June 30, 2001, the Company obtained licensing and distribution rights for WebIAm software in exchange for $100,000 and 150,000 common shares valued at a $1 per share along with assuming $68,111 in WebIAm's accounts payable.
















                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for The X-Change Corporation (Formerly a Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of March 31, 2002 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Delaware on February 5, 1969 as Diversified Technologies Group, Inc., the Company reincorporated and changed its domicile to the State of Nevada on October 4, 2000. The Company on December 1, 1999, entered into an agreement (Reorganization Agreement) to acquire all of the outstanding capital stock of S&J (Chatteris) Holdings Limited, a United Kingdom corporation (S&J Holdings). Pursuant to the Reorganization Agreement, the Company agreed to acquire all of the outstanding capital stock of S&J in exchange for shares of Common Stock. The Reorganization Agreement required S&J Holdings to perform certain conditions, including the delivery of audited financial statements. These conditions had not been fulfilled by February 14, 2000; therefore, the agreement was rescinded and deemed to have been void and of no effect from the beginning as if the acquisition had not occurred. All shares issued in the acquisition were returned to treasury. The Company also attempted two acquisitions in 2000, neither of which were able to deliver the required financial statements. The first was rescinded and the second was not consummated. In June 2001, the Company entered into a reorganization agreement that was later rescinded for failure to provide adequate compliance with the representations, warranties and covenants of the agreement. In July 2001, the Company changed its name to The X-Change Corporation.

        On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX.

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

        The Company is in the process of developing and marketing an Internet accessible trading Alternative Trading System, WEBIXTRADER, for Microcap Securities that are currently quoted on the OTC Bulletin Board. The Company will offer access to its web-based System on a subscription basis which will be available to registered brokerages only. The Company will charge transaction fees for all transactions that are processed through the System by each subscriber.

        The Company has exclusive rights to license 5 trading systems based on the X-Change Engine. These 5 trading systems are composed of reusable components and features. The Company sells licenses to these trading systems and anticipates earning additional revenue from customization of these systems to meet clients' specific needs. The Company also owns 2 proprietary software development tools which management believes will enable the Company to produce code more efficiently and cost-effectively than the alternative tools commercially available.

        The  Company  also  acts  as  a  Service  Bureau  providing   facilities
management, managed services, and web hosting to client licensees.

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

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2002 was $1,040.

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

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Loss to common shareholders                   $      (513,612)     (82,152,000) $       (0.01)
                                              ===============  ===============  ==============

                                                 For the Three Months Ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                   $      (105,683)         719,000  $       (0.15)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,355,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - COMMITMENTS

        On June 25, 2001, the Company entered into a three year lease agreement for its office facilities. The rental charges are approximately $54,000 to $57,000 per year.

        The minimum future lease payments under these leases for the next five years is:


   Twelve Months
   Ended June 30:
--------------------
        2002                                     $       54,000
        2003                                             55,620
        2004                                             57,289
        2005                                                  -
        2006                                                  -
                                                 --------------
        Total minimum future lease payments      $      166,909
                                                 ==============

        In conjunction with the acquisition of WebIAm, the Company assumed a data center lease of $5,700 per month through September of 2002.

NOTE 4 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

        As of March 31, 2002 and December 31, 2001, shareholder payables include approximately $5,552 and $44,418 owing to a major shareholder at an interest rate of 10%.

NOTE 5 - PREFERRED STOCK

        The Company has authorized a total of 10,000,000 shares of Preferred Stock. Series A Convertible Preferred Stock is the initial series of Preferred Stock. This series shall consist of 5,000,000 shares with a par value of $.001.

        The Corporation is under no obligation to pay dividends or to redeem the Series A Convertible Preferred Stock. This series of stock is convertible into 10 shares of Common Stock at the option of the shareholder or upon automatic conversion.

        In the event of any liquidation, dissolution or winding-up of the Corporation, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, at an amount of $1 per share.

                            THE X-CHANGE CORPORATION
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

NOTE 6 - STOCK SPLIT

        On July 16, 2001, WEBiX, Inc.'s Board of Directors authorized a 60,000 to 1 stock split. As a result of the split, 599,990 shares were issued. Also on July 16, 2001, the number of authorized shares was increased from 100 to 7,500,000 Common and 1,500,000 shares of Preferred along with the par value was changed from $1 to $.01. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2001 have been restated to reflect the stock split.

NOTE 7 - STOCK TRANSACTIONS

        On June 30, 2001, the Company issued 150,000 common shares valued at $1 per share for partial payment of licensing rights for WebIAm Software.

        Throughout 2001, 350,000 shares of common stock were purchased at $.21 per share and 895,000 shares of preferred stock were purchased at $1 per share. Also 19,500 preferred shares were issued in exchange for services.

        During the first quarter of 2002, 800,000 shares of Series A Convertible Preferred Stock were issued for cash at $1 per share.

NOTE 8 - MERGER/ACQUISITION

        On January 15, 2002, the Company and its newly created wholly owned subsidiary X-Change Technologies Corp, merged with WEBiX, Inc. (a Florida Corporation). As a result, the Company acquired the business and operations of WEBiX, in exchange for the issuance of a controlling interest in The X-Change Corporations' shares to the former shareholders of WEBiX. Under the Plan of Merger, 24,000,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued. In addition, certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock to treasury.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations

        For the quarter ended March 31, 2002, the Company earned revenues of $131,105 from a software development project for a client. The client is involved in business to consumer e- commerce. As this is the first period that the Company has revenue, no meaningful comparison can be made to prior periods.

        The Company anticipates the introduction of the WEBIXTRADER ATS System, an Internet- based trading system for Microcap securities (also known as OTC Bulletin Board stocks) which will contribute revenues to operations in the third quarter. WEBIXTRADER is expected to be launched in June, 2002.

Liquidity and Capital Resources

        The Company anticipates the need to raise additional capital before the end of the second quarter of 2002. Discussions are underway with investment bankers who are making recommendations and proposing terms.

        The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional funding which will enable the company to implement its business objectives in order to generate cash flow. The Company projects that it will generate sufficient future cash flow from its various businesses in order to meet its operating expenses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

The Company has not filed a report on Form 8-K for the period ended March 31, 2002.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 15, 2002



                            THE X-CHANGE CORPORATION
                            ------------------------
                                  (Registrant)





DATE: May 15, 2002                         By:  /s/  K. Richard B. Niehoff
     ---------------------------                --------------------------------
                                           K. Richard B. Niehoff
                                           President and Chief Executive Officer
                                          (Principal Executive, Financial
                                           and Accounting Officer)