Form 10QSB
period 2002-06-30
X-CHANGE CORP
filed 2002-08-14
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 FOR THE QUARTERLY

                           PERIOD ENDED JUNE 30, 2002

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

                36 W 44TH STREET - SUITE 1201, NEW YORK, NY 10036

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (646) 728-7023

                            ISSUER'S TELEPHONE NUMBER

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: JUNE 30, 2002 37,002,000
                                                    ----------------------------

     TRANSITIONAL SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation

        We have reviewed the accompanying balance sheets of The X-Change Corporation as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001 and statement of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                    \s\ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
August 6, 2002

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                           June 30,       December 31,
                                                             2002             2001
                                                        ---------------  ---------------
ASSETS:
Current Assets:

   Cash                                                 $             -  $         4,055
   Accounts Receivable                                           27,837                -
   Salary Advances                                                3,000                -
   Deposits                                                      26,351
   Prepaid Expenses                                              32,045                -
                                                        ---------------  ---------------

       Total Current Assets                                      89,233            4,055
                                                        ---------------  ---------------

Fixed Assets:
   Hardware                                                     100,602                -
   Office Equipment                                              16,982           11,349
   Accumulated Depreciation                                      (7,358)          (1,527)
                                                        ---------------  ---------------

       Net Fixed Assets                                         110,226            9,822
                                                        ---------------  ---------------

Intangibles and Other Assets:
   Licensing and Distribution Rights - WebIAm                   522,710          483,758
   Accumulated Amortization                                    (150,340)         (67,189)
                                                        ---------------  ---------------

       Net Intangible and Other Assets                          372,370          416,569
                                                        ---------------  ---------------

Total Assets                                            $       571,829  $       430,446
                                                        ===============  ===============

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                           June 30,       December 31,
                                                             2002             2001
                                                        ---------------  ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current Liabilities:
   Accounts payable                                     $       215,604  $        78,010
   Bank Overdraft                                                 5,352                -
   Deferred Revenue                                              55,401                -
   Loans payable - shareholders                                 230,936           44,418
                                                        ---------------  ---------------

          Total Current Liabilities                             507,293          122,428
                                                        ---------------  ---------------


Stockholders' Equity:


   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 5,000,000 and 914,500
   at June 30, 2002 and December 31, 2001                         5,000              915
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 37,002,000 and 1,100,000
   at June 30, 2002 and December 31, 2001                        37,002           11,000
  Paid-In Capital                                             2,106,492        1,137,585
  Retained Deficit                                           (2,083,958)        (841,482)
                                                        ---------------  ---------------
     Total Stockholders' Equity                                  64,536          308,018
                                                        ---------------  ---------------

     Total Liabilities and Stockholders' Equity         $       571,829  $       430,446
                                                        ===============  ===============









                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     For the Three Months             For the Six Months
                                             Ended                          Ended
                                           June 30,                        June 30,
                                ------------------------------- ------------------------------
                                     2002            2001            2002            2001
                                --------------  --------------- --------------  --------------

Revenues                        $      162,636  $             - $      293,741  $            -
                                --------------  --------------- --------------  --------------

Expenses:
   Selling & Marketing                     375                -          1,415               -
   General & Administrative            890,185          298,936      1,532,729         404,082
                                --------------  --------------- --------------  --------------

Operating Loss                        (727,924)        (298,936)    (1,240,403)       (404,082)

Other Income (Expense):
   Interest                               (939)            (837)        (2,073)         (1,374)
                                --------------  --------------- --------------  --------------

Loss Before Income Taxes              (728,863)        (299,773)    (1,242,476)       (405,456)
   Income Taxes                              -                -              -               -
                                --------------  --------------- --------------  --------------

     Net Loss                   $     (728,863) $      (299,773)$   (1,242,476) $     (405,456)
                                ==============  =============== ==============  ==============

Basic & Diluted loss per share  $       (0.01)  $        (0.31) $       (0.01)  $       (0.48)
                                ==============  =============== ==============  ==============














                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             For the Six Months Ended
                                                                     June 30,
                                                          -------------------------------
                                                               2002            2001
                                                          --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $   (1,242,476) $      (405,456)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                  88,982              330
   Issuance of Preferred Stock for Expenses                            -            6,800
   Issuance of Common Stock for
      Licensing Rights                                                 -          150,000

Change in operating assets and liabilities:

(Increase) Decrease in Accounts Receivable                       (27,836)               -
(Increase) Decrease in Salary Advances                            (3,000)               -
(Increase) Decrease in Deposits                                  (26,350)               -
(Increase) Decrease in Prepaid Expenses                          (32,044)               -
Increase (Decrease) in Accounts Payable                          137,594           68,111
Increase (Decrease) in Bank Overdraft                              5,352
Increase (Decrease) in Deferred Revenues                          55,401                -
                                                          --------------  ---------------

  Net Cash Used in Operating Activities                       (1,044,377)        (180,215)
                                                          --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Hardware                                            (100,601)               -
Purchase and Development of Licensing Rights                     (38,952)        (381,398)
Purchase of Office Equipment                                      (5,632)          (4,300)
                                                          --------------  ---------------

Net Cash Provided by Investing Activities                       (145,185)        (385,698)
                                                          --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from Shareholders                                          226,518           30,833
Payment of Shareholder Loans                                     (40,000)               -
Issuance of Common Stock for Cash                                      -           75,000
Issuance of Preferred Stock for Cash                             998,989          590,000
                                                          --------------  ---------------

Net Cash Provided by Financing Activities                      1,185,507          695,833
                                                          --------------  ---------------

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             For the Six Months Ended
                                                                     June 30,
                                                          -------------------------------
                                                               2002            2001
                                                          --------------  ---------------

Net (Decrease) Increase in Cash and Cash Equivalents      $       (4,055) $       129,920
Cash and Cash Equivalents at Beginning of Period                   4,055                -
                                                          --------------  ---------------

Cash and Cash Equivalents at End of Period                $            -  $       129,920
                                                          ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                                $            -  $             -
                                                          --------------  ---------------
  Franchise and income taxes                              $          680  $             -
                                                          --------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES:

On June 30, 2001, the Company issued 150,000 common shares valued at $1 per share for partial payment of licensing rights for WebIAm Software.

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for The X-Change Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of June 30, 2002 and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

Nature of Business

        The Company has completed the software and regulatory undertakings necessary to allow for the introduction of the first phase of the Internet-accessible Alternative Trading System(ATS) WEBIXTRADER. The System will be utilized by brokerages to transact business in Microcap Securities that are currently quoted on the Nasdaq OTC Bulletin Board. The Company will offer access to its web-based System on a subscription basis which will be available to registered brokerages only. The Company will charge transaction fees for all transactions that are processed through the System by each subscriber.

        In addition to the WEBiX exchange software license, the Company has an exclusive royalty free license to the ABS exchange; the eBond exchange; the High Grade software; the New Issue software; the Parts exchange; and the jsBuilder software. The Company may re-sell these system licenses to clients and thereby earn additional revenue. Additionally, the Company anticipates earning additional revenue from customization of these Systems to meet client specifications.

        The  Company  also  acts  as  a  Service  Bureau  providing   facilities
management,   managed  services,   and  web  hosting  to  client  licensees  and
non-licensee customers.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2002 was $375.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                (Numerator)     (Denominator)

                                                  For the Three Months Ended June 30, 2002
BASIC LOSS PER SHARE

Loss to common shareholders                   $      (728,863)      85,822,000  $       (0.01)
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2001

BASIC LOSS PER SHARE

Loss to common shareholders                   $      (299,773)         957,468  $       (0.31)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2002

BASIC LOSS PER SHARE

Loss to common shareholders                   $    (1,242,476)      83,997,000  $       (0.01)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001

BASIC LOSS PER SHARE

Loss to common shareholders                   $      (405,456)         841,968  $       (0.48)
                                              ===============  ===============  ==============

        The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES

        As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,085,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - COMMITMENTS

        On June 25, 2001, the Company entered into a three year lease agreement for its office facilities. The rental charges are approximately $54,000 to $57,000 per year. On April 10, 2002, the Company entered into another lease agreement for five years to rent additional office facilities. The rental charges for these lease are approximately $8,500 to $9,700 per month starting June 1, 2002.

        The minimum future lease payments under these leases for the next five years is:

                                                  3 Year             5 Year
                                              --------------     --------------
                                      2003            55,620            101,400
                                      2004            57,289            104,949
                                      2005                 -            108,622
                                      2006                 -            112,424
                                      2007                 -            116,359
                                              --------------     --------------

       Total Minimum Future Lease Payments           112,909            543,754
                                              --------------     --------------


        In conjunction with the acquisition of WebIAm, the Company assumed a data center lease of $5,700 per month through September of 2002.

NOTE 4 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY

TRANSACTIONS

        As of June 30, 2002 and December 31, 2001, shareholder payables include approximately $230,936 and $44,418 owing to shareholders of the Company at an interest rate between 4.75% to10%.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 5 - PREFERRED STOCK (Continued)

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

        During  the  second  quarter  of  2002,   200,000  shares  of  Series  A
Convertible Preferred Stock were issued for cash at a $1 per share.

NOTE 8 - MERGER/ACQUISITION

        On January 15, 2002, the Company and its newly created wholly owned subsidiary X-Change Technologies Corp, merged with WEBiX, Inc. (a Florida Corporation). As a result, the Company acquired the business and operations of WEBiX, in exchange for the issuance of a controlling interest in The X-Change Corporations' shares to the former shareholders of WEBiX. Under the Plan of Merger, 24,000,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued. In addition, certain existing shareholders of the Company surrendered approximately

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE 8 - MERGER/ACQUISITION (Continued)
---------------------------

9,500,000 shares of Common Stock to treasury. In connection with this merger, the par value of the Series A Convertible Preferred Stock changed from $.01 to $.001. All references in the accompanying financial statements to the number of Series A Convertible Preferred shares and per-share amounts for 2001 have been restated to reflect the change in par value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This  discussion   should  be  read  in  conjunction  with  Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Plan of Operation

        On January 15, 2002, the Company obtained an exclusive, royalty free (subject to an early termination or royalty provisions), license for a period of two years ending on the date which is 3 months after the second anniversary of January 15, 2002.

        The rights to use for any and all purposes (including the right to sublicense software to others) were obtained in exchange for the assumption of certain obligations incurred by WebIAm and the issuance of one hundred thousand (100,000) shares of Common Stock of WEBiX ("the WEBiX shares") with a valuation of $20,000.

        The Company introduced the WEBIXTRADER ATS System on July, 02, 2002. The System is an Internet-based trading and order processing System for Microcap Securities, (also known as OTC Bulletin Board stocks). The launch of the System should contribute revenues to operations in the third quarter of 2002.

Results of Operations

        The Company had $891,816 and $1,536,533 in expenses for the three and six month periods ended June 30, 2002 and $299,773 and $405,456 for the three and six months ended June 30, 2001. For the quarter ended June 30, 2002, the Company earned revenues of $162,636 from a software development project for a single client and from facilities management for several clients. The client is involved in business to consumer e-commerce. As this is the first year that the Company has revenue, no meaningful comparison can be made to prior periods. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

        At June 30, 2002, the Company had total current assets of $83,877 and total assets of $566,477 as compared to $4,055 current assets and $430,446 total assets at December 31, 2001. The Company had a net working capital (deficit) of ($267,602) and ($118,373) at June 30, 2002 and December 31, 2001.

        Net stockholders' equity in the Company was and $64,220 as of June 30, 2002 and $308,018 as of December 31, 2001.

        The Company anticipated the need to raise additional capital before the end of the second quarter of 2002. Discussions with the investment banking firm of Harris, Hoover & Lewis, Inc. resulted in the issuance of an Investment Offering Summary for $500,000 8% Subordinated

Convertible Notes of July '04 and Warrants. The offering was dated June 24, 2002. On July 18, 2002, the offering was terminated.

        The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon its ability to obtain additional funding which will enable the Company to implement its business objectives in order to generate cash flow.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2002, 200,000 shares of Series A Convertible Preferred Stock were issued for cash at a $1 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

        The following exhibits are included as part of this report:

Exhibit

Number         Title of Document



99.1 Certification  Pursuant to 18 U.S.C.  SS 1350, As Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification  Pursuant to 18 U.S.C.  SS 1350, As Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

        REPORTS

        The Company filed a Current Report on June 27, 2002 for Item 7 and 9 to provide a revised and updated description of the business of the Company, its proposed annual meeting for 2002 and disclosure of the security ownership pf certain beneficial owners and management.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 14, 2002

                            THE X-CHANGE CORPORATION

                                  (Registrant)





DATE: August 14, 2002                      By:  /s/    K. Richard B. Niehoff
     ------------------------------             --------------------------------
                                           K. Richard B. Niehoff
                                           President and Chief Executive Officer
                                          (Principal Executive, Financial and
                                           Accounting Officer)