Form 10QSB
period 2002-09-30
X-CHANGE CORP
filed 2002-11-14
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended September 30, 2002

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

                                 (646) 728-7023
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 37,002,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation


         We have reviewed the accompanying balance sheets of The X-Change Corporation as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001 and statement of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
November 12, 2002

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,        December 31,
                                                                           2002                 2001
                                                                     -----------------   ------------------
ASSETS:
Current Assets:
   Cash                                                              $             567   $            4,055
   Accounts Receivable                                                           1,400                    -
   Deposits                                                                      9,417                    -
   Prepaid Expenses                                                             32,044                    -
                                                                     -----------------   ------------------

       Total Current Assets                                                     43,428                4,055
                                                                     -----------------   ------------------

Fixed Assets:
   Hardware                                                                    100,606                    -
   Office Equipment                                                             16,980               11,349
   Accumulated Depreciation                                                    (12,377)              (1,527)
                                                                     -----------------   ------------------

       Net Fixed Assets                                                        105,209                9,822
                                                                     -----------------   ------------------

Intangibles and Other Assets:
   Licensing and Distribution Rights - WebIAm                                  522,710              483,758
   Accumulated Amortization                                                   (193,177)             (67,189)
                                                                     -----------------   ------------------

       Net Intangible and Other Assets                                         329,533              416,569
                                                                     -----------------   ------------------

Total Assets                                                         $         478,170   $          430,446
                                                                     =================   ==================

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,        December 31,
                                                                           2002                 2001
                                                                     -----------------   ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts payable                                                  $         196,446   $           78,010
   Deferred Revenue                                                             25,050                    -
   Loans payable - shareholders                                                409,159               44,418
                                                                     -----------------   ------------------

          Total Current Liabilities                                            630,655              122,428
                                                                     -----------------   ------------------


Stockholders' Equity:


   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 5,000,000 and 914,500
   at September 30, 2002 and December 31, 2001                                   5,000                  915
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 37,002,000 and 1,100,000
   at September 30, 2002 and December 31, 2001                                  37,002               11,000
  Paid-In Capital                                                            2,106,491            1,137,585
  Retained Deficit                                                          (2,300,978)            (841,482)
                                                                     -----------------   ------------------
     Total Stockholders' Equity                                               (152,485)             308,018
                                                                     -----------------   ------------------

     Total Liabilities and Stockholders' Equity                      $         478,170   $          430,446
                                                                     =================   ==================













                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months                   For the Nine Months
                                                       Ended                                 Ended
                                                   September 30,                         September 30,
                                       ------------------------------------- --------------------------------------
                                             2002                2001               2002                2001
                                       -----------------   ----------------- ------------------  ------------------

Revenues                               $          63,512   $               - $          357,253  $                -
                                       -----------------   ----------------- ------------------  ------------------

Expenses:
   Selling & Marketing                               125                   -              1,540                   -
   General & Administrative                      275,059             182,706          1,807,788             586,788
                                       -----------------   ----------------- ------------------  ------------------

Operating Loss                                  (211,672)           (182,706)        (1,452,075)           (586,788)

Other Income (Expense):
   Interest                                       (5,348)             (1,922)            (7,421)             (3,296)
                                       -----------------   ----------------- ------------------  ------------------

Loss Before Income Taxes                        (217,020)           (184,628)        (1,459,496)           (590,084)
   Income Taxes                                        -                   -                  -                   -
                                       -----------------   ----------------- ------------------  ------------------

     Net Loss                          $        (217,020)  $        (184,628)$       (1,459,496) $         (590,084)
                                       =================   ================= ==================  ==================

Basic & Diluted loss per share         $               -   $          (0.10) $           (0.02)  $           (0.51)
                                       =================   ================= ==================  ==================
















                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                             2002                2001
                                                                       -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               $      (1,459,496) $         (590,084)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Depreciation and Amortization                                                 136,838              26,875
   Issuance of Preferred Stock for Expenses                                            -               6,800
   Issuance of Common Stock for
      Licensing Rights                                                                 -             150,000

Change in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable                                        (1,400)                  -
(Increase) Decrease in Deposits                                                   (9,417)                  -
(Increase) Decrease in Prepaid Expenses                                          (32,044)                  -
Increase (Decrease) in Accounts Payable                                          118,456               4,140
Increase ( Decrease) in Accrued Salaries                                                             (30,833)
Increase (Decrease) Overdraft                                                          -              (3,218)
Increase (Decrease) in Accrued Expenses                                            6,471               3,296
Increase (Decrease) in Deferred Revenues                                          25,050                   -
                                                                       -----------------  ------------------

  Net Cash Used in Operating Activities                                       (1,215,542)           (433,024)
                                                                       -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Hardware                                                            (100,606)                  -
Purchase and Development of Licensing Rights                                     (38,952)           (483,758)
Purchase of Office Equipment                                                      (5,631)             (9,051)
                                                                       -----------------  ------------------

Net Cash Used in Investing Activities                                           (145,189)           (492,809)
                                                                       -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from Shareholders                                                          397,243              30,833
Payment of Shareholder Loans                                                     (40,000)                  -
Issuance of Common Stock for Cash                                                      -              75,000
Issuance of Preferred Stock for Cash                                           1,000,000             820,000
                                                                       -----------------  ------------------

Net Cash Provided by Financing Activities                                      1,357,243             925,833
                                                                       -----------------  ------------------

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                             2002                2001
                                                                       -----------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                   $          (3,488)  $               -
Cash and Cash Equivalents at Beginning of Period                                   4,055                   -
                                                                       -----------------  ------------------

Cash and Cash Equivalents at End of Period                             $             567  $                -
                                                                       =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for:
  Interest                                                             $               -  $                -
                                                                       -----------------  ------------------
  Franchise and income taxes                                           $             680  $                -
                                                                       -----------------  ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On June 30, 2001, the Company issued 150,000 common shares valued at $1 per share for partial payment of licensing rights for WebIAm Software.


















                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for The X-Change Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the three and nine month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense for the three months ended September 30, 2002 was $1,540.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $         (217,020)          87,002,000  $                -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $         (184,628)           1,815,200  $           (0.10)
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $       (1,459,496)          84,997,000  $           (0.02)
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $         (590,084)           1,167,212  $           (0.51)
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,300,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - COMMITMENTS

         On June 25, 2001, the Company entered into a three year lease agreement for its office facilities. The rental charges are approximately $54,000 to $57,000 per year. On April 10, 2002, the Company entered into another lease agreement for five years to rent additional office facilities. The rental charges for these lease are approximately $8,500 to $9,700 per month starting June 1, 2002. As of the date of this report, the Company has defaulted on these leases. Subsequent to the quarter end, an officer of the Company has taken out a lease on the office space and has agreed to let the Company continue operating from this space without any obligation to pay rent.

NOTE 4 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of September 30, 2002 and December 31, 2001, shareholder payables include approximately $409,159 and $44,418 owing to shareholders of the Company at an interest rate between 4.75% to10%.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


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

NOTE 8 - MERGER/ACQUISITION

         On January 15, 2002, the Company and its newly created wholly owned subsidiary X-Change Technologies Corp, merged with WEBiX, Inc. (a Florida Corporation). As a result, the Company acquired the business and operations of WEBiX, in exchange for the issuance of a controlling interest in The X-Change Corporations' shares to the former shareholders of WEBiX. Under the Plan of Merger, 24,000,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued. In addition, certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock to treasury. In connection with this merger, the par value of the Series A Convertible Preferred Stock changed from $.01 to $.001. All references in the accompanying financial statements to the number of Series A Convertible Preferred shares and per- share amounts for 2001 have been restated to reflect the change in par value.

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

         On September 20, 2002 a new management team was selected. This team plans, during the fourth quarter, to reorganize the company's operations, products and services, raise loans to continue operations, raise permanent funding, and effect a restructuring that is consistent with these new plans. Should these plans be successful, the team expects them to be complete by the end of the fourth quarter or early in the first quarter of 2003.

Results of Operations

         The Company had $275,184 and $1,809,328 in expenses for the three and nine month periods ended September 30, 2002 and $182,706 and $586,788 for the three and nine months ended September 30, 2001. For the quarter ended September 30, 2002, the Company earned revenues of $63,512 from a software development project for a single client and from facilities management for several clients. The client is involved in business to consumer e-commerce. As this is the first year that the Company has revenue, no meaningful comparison can be made to prior periods. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At September 30, 2002, the Company had total current assets of $43,428 and total assets of $478,170 as compared to $4,055 current assets and $430,446 total assets at December 31, 2001. The Company had a net working capital (deficit) of ($587,227) and ($118,373) at September 30, 2002 and December 31, 2001.

         Net stockholders' equity (deficit) in the Company was and (152,485) as of September 30, 2002 and $308,018 as of December 31, 2001.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


         Reports

         The Company filed a Current Report on August 9, 2002 for Item 5 to provide information regarding the termination of its private offering of subordinated notes and other matters.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 14, 2002

                            THE X-CHANGE CORPORATION
                            ------------------------
                                  (Registrant)




DATE: November 14, 2002                    By:  /s/    William F. Frank
     --------------------------------      -------------------------------------
                                           William F. Frank
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

DATE: November 14, 2002                    By:  /s/    Susan Landin
     --------------------------------      -------------------------------------
                                           Susan Landin
                                           Chief Operating Officer
                                           (Principal Financial and
                                           Accounting Officer)



I,       William F. Frank, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of The X-Change Corporation

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002




/s/ William F. Frank
President and Chief Executive Officer
(Principal Executive Officer)

I,       Susan Landin, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of The X-Change Corporation

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d- 14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002




/s/ Susan Landin
Chief Operating Officer
(Principal Financial and Accounting Officer)