Form 10KSB
period 2002-12-31
X-CHANGE CORP
filed 2003-04-15
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended                    December 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

Commission file number                                  002-41703

                            THE X-CHANGE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                     43-1594165
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

                   48 S.W. 16th Street, Dania Beach, FL 33004
               (Address of principal executive offices) (Zip Code)


                            (954) 927-0034 (Issuer's
                     telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                 Title of Class

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

State issuer's revenues for its most recent fiscal year:  $390,357.

As of April 10, 2003, there were 22,540,000 shares of Common Stock outstanding, none of which were held by non-affiliates. The aggregate market value of such Common Stock (based upon the average of the bid and asked prices on April 10, 2003) of the Registrant held by non-affiliates was approximately $0. As of April 10, 2003.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one):     [ ] YES    [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM  1. Description of Business..............................................3

ITEM  2. Description of Property..............................................4

ITEM  3. Legal Proceedings....................................................4

ITEM  4. Submission of Matters to a Vote of Security Holders..................4

                                                          PART II

ITEM  5. Market for Common Equity and Related Stockholder Matters.............4

ITEM  6. Management's Discussion and Analysis or Plan of Operation............5

ITEM  7. Financial Statements.................................................6

ITEM  8. Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure...................................6


                                                         PART III

ITEM  9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act..........6

ITEM 10. Executive Compensation...............................................8

ITEM 11. Security Ownership of Certain Beneficial Owners and Management...... 9

ITEM 12. Certain Relationships and Related Transactions.......................9

ITEM 13. Exhibits and Reports on Form 8-K.....................................9

ITEM 14. Controls and Procedures.............................................10

Signatures...................................................................11

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

ITEM 1   DESCRIPTION OF BUSINESS


         On January 15, 2002, the Company closed under an Agreement and Plan of Merger with WEBiX, a privately-held Delaware corporation (the "Plan of Merger"), which resulted in WEBiX becoming a wholly-owned subsidiary of the Company. The Plan of Merger resulted in the Company acquiring the business and operations of WEBiX in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. After closing, the shareholders of the Company elected a new board of directors which, in turn, appointed new executive officers for the Company.

         The Company  acquired the business and  operations  of WEBiX by issuing
(a) 24,000,000 shares of its Common Stock to the common shareholders of WEBiX on a pro rata basis, (b) 4,000,000 shares of its Series A Convertible Preferred Stock and (c) 40,000,000 warrants to the shareholders of WEBiX' on a pro rata basis. Immediately prior to closing certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock of the Company to treasury, which reduced the number of outstanding shares of Common Stock of the Company immediately prior to closing to 13,002,000. Following closing the Company had outstanding 37,002,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (which are convertible into 40,000,000 shares of Common Stock) and 40,000,000 Warrants.

         On Dec  23,  2002,  the  company  mailed  all  shareholders  a  Consent
Solicitation for the purpose of entering into and closing under a Securities Repurchase Agreement which, effectively, proposed an unwinding of the Plan of Merger.

         The solicitation received the requisite number of consents and all conditions precedent to closing were subsequently fulfilled. The parties closed under the Securities Repurchase Agreement on March 13, 2003. The former board of directors resigned effective the closing date.

         The Repurchase, essentially, resulted in the sale of all Registrant's assets in exchange for the surrender of all securities held by the former WEBiX shareholders in Registrant and the assumption by WEBiX of all the Company's debt immediately prior to closing. The repurchase effected a change in control over the business, policies and affairs of the Company from the WEBiX shareholders to those shareholders holding securities in the Company prior to January 15, 2002. The Company now has outstanding approximately 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the Plan of Merger on January 15, 2002. All lock-up agreements pertaining to these shares were released at closing. The common shares are the only securities of the Company now outstanding.

         The Company remains actively engaged in the process of locating a merger and/or acquisition candidate.


ITEM 2   DESCRIPTION OF PROPERTY

         The executive offices of the Company, as of the date of this report, are located at 48 S.W. 16th Street, Dania Beach, FL 33004. The Company is receiving the use of these premises free of charge from its former President. The telephone number at this address is 954.927.0034.


ITEM 3   LEGAL PROCEEDINGS

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Stockholder's Consent for the Securities Repurchase,  unwinding the
merger  with  WebIX,   was  summitted  to  Sharehoders  on  Dec  28,  2002.  The
solicitation period closed on March 13, 2003.

                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

PRINCIPAL MARKET AND SALES PRICES FOR COMPANY'S COMMON STOCK

         As of April 10, 2003, there were 22,540,000 shares of Common Stock of the Company issued and outstanding which were held of record by 305 shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, the Company is unable to estimate the total number of stockholders represented by these record holders. As of April 10, 2003, there were no shares of Preferred Stock of the Company issued or outstanding.

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

   ------------------------------------------------------------------------------------------
                            FISCAL YEAR             FISCAL YEAR            FISCAL YEAR

                                2002                   2001                    2000
   ------------------------------------------------------------------------------------------
                          High        Low        High        Low         High        Low
   ------------------------------------------------------------------------------------------
      First Quarter       .70         .10       $0.68       $0.22        $2.40      $0.30
   ------------------------------------------------------------------------------------------
     Second Quarter       .35         .07       $0.45       $0.22        $0.30        $.00
   ------------------------------------------------------------------------------------------
      Third Quarter       .07         .05       $1.30       $0.21        $10.00     $1.20
   ------------------------------------------------------------------------------------------
     Fourth Quarter       .07         .03       $0.75       $0.18           $3.50   $0.10
   ------------------------------------------------------------------------------------------

DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto which appear elsewhere in this report. The Company ceased all operations in WEBiX during the fourth quarter of 2002 and the acquisition of WEBiX was unwound on March 13, 2003. As is common with development stage companies, the Company has had recurring losses from operations since inception and had a deficit at year end. The company was able to obtain only enough working capital, as loans, to close its operations in an orderly fashion

RESULTS OF OPERATIONS. The Company conducted only start up operations in the implementation of the WEBiX business plan during 2002, which was unsuccessful and caused the cessation of operations in WEBiX during the fourth quarter of the year. WEBiX had no revenue producing operations during 2001.

LIQUIDITY AND CAPITAL RESOURCES. WEBiX concluded a private placement of shares of preferred stock on January 15, 2002 which raised approximately $1,000,000. These funds were utilized to implement the business plan of WEBiX and fund the operations of the Company. These proceeds, followed by loans from shareholders of the Company sustained operations throughout 2002. The Company is now providing for its operations from existing management.



ITEM 7   FINANCIAL STATEMENTS

         The financial statements of the Company as of and for the years ended December 31, 2002 and December 31, 2001 are included immediately following the signature page to this Report beginning at page F-1.

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                         PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(A) OF THE EXCHANGE ACT

         The following table sets forth all of the current directors and executive officers of the Company, including their ages, as of the date of this report. All of the other persons listed below were elected or appointed during 2002.

---------------------------------------------- ------------------------- ---------------------------------------------
                    NAME                                 AGE                            POSITIONS HELD
---------------------------------------------- ------------------------- ---------------------------------------------
            Robert Merritt Barbee                         33             Chairman of the Board of Directors Director
---------------------------------------------- ------------------------- ---------------------------------------------
                Jeff Troncone                             50              Chief Executive Officer, President, Chief
                                                                                 Financial Officer, Treasurer
---------------------------------------------- ------------------------- ---------------------------------------------

         None of the executive officers, directors and/or control persons of the Company have filed any bankruptcy petition, have been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

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

         ROBERT MERRITT BARBEE, Chairman of the Board. Mr. Barbee, 33, has been actively involved in the oil and gas business in East Texas since 1989. He has been Vice-President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store which has garnered the distributorship for micro chemical applications to down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resource. From 1995 through 1998 Mr. Barbee was Operations Management for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually.

         Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop which focuses principally on the aviation and oil and gas industries.

         Mr. Barbee graduated from Kilgore Junior College with an associates degree in general business in 1992.

         JEFFREY TRONCONE, President and CEO. Mr. Troncone, 50, has 25 years of marketing, sales, and promotions experience working with Fortune 500 companies as well as major broadcast networks, advertising, media, and public relations companies. Jeff founded International Talent Negotiators, a company that provided Fortune 500 companies and their agencies with celebrities for television, broadcast, and print advertising campaigns. This included such renown celebrities and talent as Britney Spears, Michael Jackson, Elizabeth Taylor, Rod Stewart, Orson Welles, Joe Montana, Linda Evans, and Christie Brinkley. Subsequently, he founded Starkives, which was a developmental company whose primary product was the first interactive database with a full range of pictures, sound, and motion. He has packaged and developed deals for and with Omnicom, InterpublicGroup, PepsiCo, Avon Products, Blockbuster, Southland Corporation (7-Eleven), General Mills, and Sears. Jeff next developed the award-winning syndicated radio talk show "The Working Mom on the Run" which aired on over 175 stations. In addition, the radio talk show spawned an award-winning TV short-form feature that he executive produced and syndicated to over 75 broadcast stations. Mr. Troncone's background also includes: consultation to the Home Shopping Network for new product development and on-air-talent; program development with station General Managers and program directors at Clear Channel Communications; creation of a national 26-city promotional tour for 7-Eleven Stores; and the development of promotional broadcast initiatives with Simon Mall Entertainment for many of their malls.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its past fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, there were no directors, officers or shareholders that failed to file, on a timely basis, reports required to be filed under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table presents the total compensation that the Company paid during fiscal year 2002 to its Former Chief Executive Officer from Jan 1 to July 1. In 2002, no other executive officer of the Company earned any salary whatsoever.

Annual Compensation                                                                                Long Term Compensation

---------------------- -------- ---------------- ------------- ------------------- ---------------- ------------------
  Name and Position     Year        Salary          Bonus            Annual          Number of         All other
                                      ($)            ($)        Compensation ($)     Securities     Compensation (1)
                                                                                     Underlying            ($)
                                                                                       Options
---------------------- -------- ---------------- ------------- ------------------- ---------------- ------------------
    K. Richard B.       2002      $80,208.37         -0-            $124,375            ----              ----
 Niehoff, President
 and Chief Executive
       Officer
---------------------- -------- ---------------- ------------- ------------------- ---------------- ------------------

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

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership as of April 10, 2003, of the Common Stock by (1) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and
(3) all directors and officers of the Company as a group.

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

Name and address of Beneficial Owner                 Number of Shares (1) (2)  (3)               Percent of Class

Bruce Pierce ...............                                  2,250,000                          9.98%
Connie Howard ..............                                  2,250,000                          9.98%
Teresa McKee ...............                                  2,250,000                          9.98%
Lynn Elliott ...............                                  2,250,000                          9.98%
Cynthia Jared ..............                                  2,250,000                          9.98%
Rachell York ...............                                  2,250,000                          9.98%


All directors and executive officers                          None                               0%
as a group (2 persons)

______________________
      (1)Based upon 22,540,000 shares of Common Stock outstanding on April 10, 2003.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K
(A)      EXHIBITS

Exhibit No.                                 Exhibit Name
2.1            Plan of Merger, incorporated by reference to Exhibit 10.1 to Form 8-K dated January 30, 2002 -
               Previously Filed.
3.1            Articles of Incorporation - Previously Filed.


Exhibit No.                                 Exhibit Name
3.2            Certificate of Amendment to Articles of Incorporation of Registrant filed with the Secretary of State of the State of Nevada on January 14, 2002 - Previously Filed.
3.3            By-Laws - Previously Filed.
4.1            Specimen of Common Stock Certificate - Previously Filed.
4.3            Form of Warrant Agreement, previously filed, incorporated by reference to Exhibit 10.2 to Form 8-K dated January 30, 2002 - Previously Filed.
10.1           License Agreement dated as of June 20, 2001 between WebIAm, Inc. as licensor, and WEBiX Inc. (the predecessor of the Company), as licensee- Previously Filed.
10.2           Amendment to License Agreement dated as of January 15, 2002 - Previously Filed.
10.3           Form of Lock-Up Agreement, incorporated by reference to  Exhibit 4.1 to Form 8-K dated January 30,
               2002 - Previously Filed.
10.4           Securities Repurchase Agreement - Previously Filed.
21             List of subsidiaries - None
99.1*          Certification Pursuant to 18 U.S.C.ss.1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
* Filed herewith.

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 2002

o The Company filed a Current Report on October 3, 2002 for Item 5 to provide information regarding the resignation and appointment of Chief Executive Officer.

o The Company filed a Current Report on December 26, 2002 for Item 7 announcing execution of securities repurchase agreement.


ITEM 14.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


SIGNATURES



         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE X-CHANGE CORPORATION
                                          (Registrant)


Dated: April 14, 2003               By:    /s/     Jeff Troncone
                                    Jeff Troncone, President and Chief
                                    Executive Officer
                                    (Principal Executive and Financial
                                     Officer)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                    TITLE                                DATE

/s/ Robert Merritt Barbee     Chairman of the Board of            April 14, 2003
Robert Merritt Barbee         Directors

/s/ Jeff Troncone             President, Chief Executive and      April 14, 2003
Jeff Troncone                 Accounting Officer, Treasurer

I, Jeff Troncone, certify that:

1.       I have  reviewed  this  annual  report on form  10-KSB of The  X-Change
         Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
By: /s/ Jeff Troncone
Jeff Troncone
President and Chief  Executive Officer
(Principal Executive and Financial Officer)


                                       12
                            THE X-CHANGE CORPORATION

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2002 and 2001...............................................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2002 and 2001...........................................................F - 3

Statement of Stockholders' Equity
 For the Years Ended December 31, 2002 and 2001............................................................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2002 and 2001...........................................................F - 6

Notes to Financial Statements..............................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT

The X-Change Corporation

         We have audited the accompanying balance sheets of The X-Change Corporation December 31, 2002 and 2001, and the related statements of operations, cash flows and stockholders' equity for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted


                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2003

                                             THE X-CHANGE CORPORATION
                                                  BALANCE SHEETS

                                                                                  December 31,
                                                                            2002                2001
                                                                      ----------------   ------------------
ASSETS:
Current Assets:                                                       $              -   $                -

Net Assets of Discontinued Operations                                                -              308,018
                                                                      ----------------   ------------------

Total Assets                                                          $              -   $          308,018
                                                                      ================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                  $            625   $                -

Net Liabilities of Discontinued Operations                                     244,249                    -
                                                                      ----------------   ------------------

          Total Current Liabilities                                            244,874                    -
                                                                      ----------------   ------------------


Stockholders' Equity:


   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 5,000,000 and 4,000,000
   at December 31, 2002 and December 31, 2001                                    5,000                4,000
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 37,602,000 and 24,000,000
   at December 31, 2002 and December 31, 2001                                   37,602               24,000
  Paid-In Capital                                                            2,153,891            1,121,500
  Retained Deficit                                                          (2,441,367)            (841,482)
                                                                      ----------------   ------------------
     Total Stockholders' Equity                                               (244,874)             308,018
                                                                      ----------------   ------------------

     Total Liabilities and Stockholders' Equity                       $              -   $          308,018
                                                                      ================   ==================




                                  See accompanying notes and accountants' report

                                             THE X-CHANGE CORPORATION
                                             STATEMENTS OF OPERATIONS


                                                                     For the Year Ended
                                                                        December 31,
                                                                  2002                2001
                                                           ------------------  ------------------

Revenues:                                                  $                -  $                -
                                                           ------------------  ------------------

Expenses:
   General & Administrative                                            46,679               4,300
                                                           ------------------  ------------------

Operating Loss                                                        (46,679)             (4,300)

Other Income (Expense):
   Interest                                                                 -                   -
                                                           ------------------  ------------------

     Net Loss from Continuing Operations                              (46,679)             (4,300)
                                                           ------------------  ------------------

Discontinued Operations
  Loss from Operations of X-Change
      Technologies Corp. to be disposed
      Net of Tax, Effects of $0                                    (1,553,206)           (796,668)
                                                           ------------------  ------------------

      Net Loss                                             $       (1,599,885) $         (800,968)
                                                           ==================  ==================

Earnings per Share, Basic & Diluted
   Income from continuing operations                       $                -  $                -
   Income (Loss) from discontinued operations                          (0.03)              (0.04)

Loss Per Share                                             $           (0.03)  $           (0.04)
                                                           ==================  ==================

Weighted Average Shares Outstanding                                47,218,000          21,141,580
                                                           ==================  ==================




                                  See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                  Preferred Stock                Common Stock             Paid-In       Retained
                                                Shares       Par Value       Shares        Par Value      Capital       Deficit
                                            --------------- ------------ --------------- -------------  ---------------------------

Balance December 31, 2000                                 - $           -        600,000 $       6,000  $      4,000 $      (40,514)

January 15, 2002, Exchange WEBiX
shares for X-Change Corporation                           -            -      12,490,000         7,090        (7,090)             -
                                            --------------- ------------ --------------- -------------  ------------ --------------

Restated Balance December 31, 2000                        -             -     13,090,000        13,090        (3,090)       (40,514)

February 28, 2001, Shares Issued
  For Cash                                                -            -       7,637,000         7,637        67,363              -

June 30, 2001 Shares Issued For
  Acquisition of Licensing                                -            -       3,273,000         3,273       146,727              -
 Cash                                             2,580,660        2,581               -             -       587,419              -
 Expenses                                            29,743           30               -             -         6,770              -

July 30, 2001, Shares Issued
  For Cash                                          546,750          547               -             -       124,453              -

August 31, 2001, Shares Issued
  For Cash                                          459,270          459               -             -       104,541              -

November 2, 2001, Shares Issued
  For Cash                                          109,350          109               -               -      24,891              -

December 7, 2001, Shares Issued
  For Cash                                          218,700          219               -             -        49,781              -
  For Expenses                                       55,527           55               -             -        12,645              -


Net Loss                                                  -            -               -             -             -       (800,968)
                                            --------------- ------------ --------------- -------------  ------------ --------------

Balance at December 31, 2001                      4,000,000        4,000      24,000,000        24,000     1,121,500       (841,482)

January 15, 2002, to record merger
   with X-Change Corporation                              -            -      13,002,000        13,002       (14,009)


January 8, 2002, Preferred
   Stock Issued for Cash                            150,000          150               -             -       149,850              -

                            THE X-CHANGE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


                                                  Preferred Stock                Common Stock               Paid-In        Retained
                                                Shares       Par Value       Shares        Par Value        Capital         Deficit
                                            --------------- ------------ --------------- -------------  ------------ --------------
January 17, 2002, Preferred
   Stock Issued for Cash                            250,000 $        250               - $           -  $    249,750 $            -

February 14, 2002, Preferred
   Stock Issued for Cash                            200,000          200               -             -       199,800              -

February 25, 2002, Preferred
   Stock Issued for Cash                            200,000          200               -             -       199,800              -

May 24, 2002, Preferred
   Stock Issued for Cash                            200,000          200               -             -       199,800              -

August 20, 2002, Common
Stock issued for Services                                 -            -         600,000           600        47,400              -

Net Loss                                                  -            -               -             -             -     (1,599,885)
                                            --------------- ------------ --------------- -------------  ------------ --------------

Balance at December 31, 2002                      5,000,000 $      5,000      37,602,000 $      37,602  $  2,153,891 $   (2,441,367)
                                            =============== ============ =============== =============  ============ ==============
















                 See accompanying notes and accountants' report

                                             THE X-CHANGE CORPORATION
                                             STATEMENTS OF CASH FLOWS



                                                                          For the Year Ended
                                                                             December 31,
                                                                       2002                2001
                                                                ------------------- -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                        $        (1,599,885)$          (800,968)

Adjustments to reconcile net loss to net cash
     Provided by operating activities:
     Net (Income) Loss from Discontinued Operations                       1,553,206             796,668
Increase (Decrease) in Accounts Payable                                         625                   -
                                                                ------------------- -------------------

Net Cash Used in Continuing Activities                                      (46,054)             (4,300)
Net Cash Used in Discontinued Activities                                 (1,306,269)           (515,446)
                                                                ------------------- -------------------

Net Cash Used in Operating Activities                                    (1,352,323)           (519,746)
                                                                ------------------- -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

     Net Cash from Discontinued Activities                                 (145,189)           (492,809)
                                                                ------------------- -------------------

Net Cash Provided by Investing Activities                                  (145,189)           (492,809)
                                                                ------------------- -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

     Net Cash from Discontinued Activities                                1,497,512           1,012,555
                                                                ------------------- -------------------

Net Cash Provided by Financing Activities                                 1,497,512           1,012,555
                                                                ------------------- -------------------

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                          For the Year Ended
                                                                             December 31,
                                                                       2002                2001
                                                                ------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                     $                 - $                 -
Cash and Cash Equivalents
  at Beginning of Period                                                          -                   -
                                                                ------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                              $                 - $                 -
                                                                =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $                 - $             2,891

  Franchise and income taxes                                    $               680 $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

On June 30, 2001, the Company issued 150,000 common shares valued at $1 per share for partial payment of licensing rights for WebIAm Software.














                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for The X-Change Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,500,000 for the period from January 1, 2001 to December 31, 2002, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, actively searching and locating a possible merger and/or acquisition candidate.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. Subsequent to year end, the Company repurchased its shares and disposed of WEBix.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

         During the year, all activity ceased and all of activities related to the trading system were discontinued.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


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

Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2002 was $3,377.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2002 and 2001.

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,450,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

         On June 25, 2001, the Company entered into a three year lease agreement for its office facilities. The rental charges are approximately $54,000 to $57,000 per year. On April 10, 2002, the Company entered into another lease agreement for five years to rent additional office facilities. The rental charges for these lease are approximately $8,500 to $9,700 per month starting June 1, 2002. As of December 31, 2002, the Company has defaulted on these leases.

NOTE 4 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As  of  December  31,  2002  and  2001  shareholder   payables  include
approximately $555,883 and $44,418 owing to shareholders of the Company at an interest rate between 4.25% to10%.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


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

NOTE 6 - STOCK TRANSACTIONS

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

         On August 20, 2002, the Company issued 600,000 shares for services. These shares were valued at $.08 per share

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 7 - MERGER/ACQUISITION

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

NOTE 8 - DISCONTINUED OPERATIONS

         On January 6, 2003, the Company decided to cease operations on the its WEBiX alternative trading system and transferred all of its assets, including the rights to use the technology to X- Change Technologies Corp., a subsidiary of the Company, which as of March 13, 2003 will no longer be a subsidiary per a Securities Repurchase Agreement.

The assets and liabilities of X-Change Technologies Corp., consisted of the following:

                                                                       December 31,         December 31,
                                                                           2002                 2001
                                                                     -----------------   ------------------
   Cash                                                              $          63,068   $            4,055
   Prepaid Expenses                                                             20,000                    -
   Office Equipment & Hardware, Net                                            100,191                9,822
   Licensing and Distribution Right, Net                                       286,695              416,569
                                                                     -----------------   ------------------
         Total Assets                                                          469,954              430,446
                                                                     -----------------   ------------------

   Accounts payable                                                  $         158,322   $           78,010
   Loans payable - shareholders                                                555,881               44,418
                                                                     -----------------   ------------------
         Total Liabilities                                                     714,203              122,428
                                                                     -----------------   ------------------

   Net Assets (Liabilities) to be Disposed of                        $        (244,249)  $          308,018
                                                                     =================   ==================

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 8 - DISCONTINUED OPERATIONS (Continued)

         Net Assets (Liabilities) to be disposed of have been separately classified in the accompanying balance sheet at December 31, 2002. The 2001 balance sheet has been restated to conform with the current year's presentation.

         Operating results of this discontinued operation for the year ended December 31, 2002 are shown separately in the accompanying statement of operations. The operating statement for 2001 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the years ended December 31, 2002 and 2001 consist of:


                                                For the Year Ended
                                                     December 31,
                                         --------------------------------------
                                               2002                2001
                                         ------------------   -----------------

Revenues                                 $          390,357   $               -
Expenses                                         (1,943,563)           (796,668)
                                         ------------------   -----------------

Net Income (Loss)                        $       (1,553,206)  $        (796,668)
                                         ==================   =================


NOTE 9 - SUBSEQUENT EVENTS

         On March 13, 2003, the Company closed on a Securities Repurchase Agreement. The Repurchase, essentially, resulted in the sale of all Registrant's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company's debt immediately prior to closing. The Repurchase effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company prior to January 15, 2002. See Note 7. As a result of the Repurchase, 15,062,000 shares of common stock and 5,000,000 shares of preferred stock were returned to treasury. As of March 13, 2003, the Company now has 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the X-Change Technologies Corp. acquisition on January 15, 2002. All lock-up agreements pertaining to these shares were released effective with the closing.