Form 10QSB
period 2003-03-31
X-CHANGE CORP
filed 2003-05-22
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 FOR THE TRANSITION
                    PERIOD FROM ------------ TO ------------.

                        COMMISSION FILE NUMBER 002-41703

                            THE X-CHANGE CORPORATION
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                     NEVADA                          43-1594165
             (STATE OR OTHER JURISDICTION           (IRS EMPLOYER
         OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

                   48 S.W. 16TH STREET, DANIA BEACH, FL 33004
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 927-0034
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MARCH 31, 2003 22,540,000

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation


         We have reviewed the accompanying balance sheets of The X-Change Corporation as of March 31, 2003, and the related statement of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of The X-Change Corporation as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 15, 2003

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                       $                 -  $                625

Net Liabilities of Discontinued Operations                                                   -               244,249
                                                                           -------------------  --------------------

          Total Current Liabilities                                                          -               244,874
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 0 and 5,000,000
   at March 31, 2003 and December 31, 2002                                                   -                 5,000
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 37,602,000
   at March 31, 2003 and December 31, 2002                                              22,540                37,602
  Paid-In Capital                                                                      473,950             2,153,891
  Retained Deficit                                                                    (496,490)           (2,441,367)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                              -              (244,874)
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================




                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                              For the Three Months Ended
                                                                                         March 31,
                                                                         -----------------------------------------
                                                                                2003                  2002
                                                                         -------------------   -------------------

Revenues                                                                 $                 -   $                 -
                                                                         -------------------   -------------------

Expenses:
   Selling & Marketing                                                                     -                     -
   General & Administrative                                                              625                 8,735
                                                                         -------------------   -------------------

Operating Loss                                                                          (625)               (8,735)

Other Income (Expense):
   Interest                                                                                -                     -
                                                                         -------------------   -------------------

Net Loss from Continuing Operations                                                     (625)               (8,735)
                                                                         -------------------   -------------------

Discontinued Operations
  Loss from Operations of X-Change
      Technologies Corp. to be disposed
      Net of Tax, Effects of $0                                                            -              (504,877)
  Gain from Disposal of X-Change Technologies Corp.                                1,945,502                     -
                                                                         -------------------   -------------------

     Net Income (Loss)                                                   $         1,944,877   $          (513,612)
                                                                         ===================   ===================

Earnings per Share, Basic & Diluted
   Income from continuing operations                                     $                 -   $                 -
   Income (Loss) from discontinued operations                                           0.06                 (0.01)

 Income (Loss) per Share                                                 $              0.06   $             (0.01)
                                                                         ===================   ===================

Weighted Average Shares Outstanding                                               34,890,840            82,152,000
                                                                         ===================   ===================




                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                               2003                  2002
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                                       $        1,944,877    $         (513,612)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
     Net (Income) Loss from Discontinued Operations                             (1,945,502)              504,877
Increase (Decrease) in Accounts Payable                                                  -                     -
                                                                        ------------------    ------------------

Net Cash Used in Continuing Activities                                                (625)               (8,735)
Net Cash Used in Discontinued Activities                                                 -              (752,231)
                                                                        ------------------    ------------------
Net Cash Used in Operating Activities                                                 (625)             (760,966)
                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Net Cash from Discontinued Activities                                               -                (3,217)
                                                                        ------------------    ------------------
Net Cash Provided by Investing Activities                                                -                (3,217)
                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Net Cash from Discontinued Activities                                             625               760,128
                                                                        ------------------    ------------------
Net Cash Provided by Financing Activities                                              625               760,128
                                                                        ------------------    ------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                             $                -                (4,055)
Cash and Cash Equivalents
  at Beginning of Period                                                                 -                 4,055
                                                                        ------------------    ------------------
Cash and Cash Equivalents
  at End of Period                                                      $                -    $                -
                                                                        ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                              $                -    $                -
  Franchise and income taxes                                            $                -    $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,500,000 for the period from January 1, 2001 to March 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company repurchased its shares and disposed of WEBiX.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2003. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2003 and 2002.

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

NOTE 3 - COMMITMENTS

         As of March 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - LOANS FROM SHAREHOLDERS AND OTHER RELATED PARTY
TRANSACTIONS

         As of December 31, 2002 shareholder payables include approximately $555,883 owing to shareholders of the Company at an interest rate between 4.25% to10%. As a result of the securities repurchase on March 13, 2003, all shareholder loans were forgiven.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


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

         As a result of the March 13, 2003 repurchase agreement all 5,000,000 shares were returned to treasury.

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

         On August 20, 2002, the Company issued 600,000 shares for services. These shares were valued at $.08 per share.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

NOTE 8 - DISCONTINUED OPERATIONS

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

The assets and liabilities of X-Change Technologies Corp., consisted of the following:

                                                                             March 13,         December 31,
                                                                               2003                2002
                                                                         -----------------   -----------------
   Cash                                                                  $          63,068   $          63,068
   Prepaid Expenses                                                                 20,000              20,000
   Office Equipment & Hardware, Net                                                100,191             100,191
   Licensing and Distribution Right, Net                                           286,695             286,695
                                                                         -----------------   -----------------
         Total Assets                                                              469,954             469,954
                                                                         -----------------   -----------------

   Accounts payable                                                      $         158,322   $         158,322
   Loans payable - shareholders                                                    555,881             555,881
                                                                         -----------------   -----------------
         Total Liabilities                                                         714,203             714,203
                                                                         -----------------   -----------------

   Net Assets (Liabilities) to be Disposed of                            $        (244,249)  $        (244,249)
                                                                         =================   =================

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS (Continued)

         Net Assets (Liabilities) to be disposed of have been separately classified in the accompanying balance sheet at December 31, 2002.

         Operating results of this discontinued operation for the three months ended March 31, 2002 are shown separately in the accompanying statement of operations. The operating results of the discontinued operation for the three months ended March 31, 2003 and 2002 consisted of:

                                                                                      2003              2002
                                                                                ----------------  -----------------

Revenues                                                                        $              -  $         131,105
Expenses                                                                                       -           (644,717)
                                                                                ----------------  -----------------

Net Income (Loss)                                                               $              -  $        (513,612)
                                                                                ================  =================






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Plan of Operation

         The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Results of Operations

         The Company had $625 in expenses for the three period ended March 31, 2003 and $644,717 for the three months ended March 31, 2002. For the quarter ended March 31, 2003, the Company earned $0 in revenues compared to $131,105 from a software development project for a single client and from facilities management for several clients in 2002. The client is involved in business to consumer e-commerce. No meaningful comparison can be made to last year because the Company has ceased operations in that business. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At March 31, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $0 and $244,874 at March 31, 2003 and December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and $0 as of March 31, 2003 and ($244,874) as of December 31, 2002.

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

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         REPORTS

         No reports filed on 8-K.









                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 20, 2003

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: May 20, 2003                  By:  /s/    Jeff Troncone
                                    Jeff Troncone
                                    President and Chief Executive and Accounting
                                    Officer, Treasurer
                                    (Principal Executive and Financial Officer)

I,       Jeff Troncone, certify that:

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

Date: May 20, 2003



 /S/ Jeff Troncone
Jeff Troncone
President and Chief Executive and Accounting Officer, Treasurer
(Principal Executive and Financial Officer)

                                  EXHIBIT 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of The X-Change Corporation on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff Troncone, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Jeff Troncone
President and Chief Executive and Accounting Officer, Treasurer
(Principal Executive and Financial Officer)
May 20, 2003