Form 10QSB
period 2003-06-30
X-CHANGE CORP
filed 2003-08-19
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

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

                                 (954) 927-0034
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 22,540,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation


         We have reviewed the accompanying balance sheets of The X-Change Corporation as of June 30, 2003, and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of June 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
August 18, 2003

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,            December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities: Accounts Payable                                      $             5,725  $                625

Net Liabilities of Discontinued Operations                                                   -               244,249
                                                                           -------------------  --------------------

          Total Current Liabilities                                                      5,725               244,874
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 0 and 5,000,000
   at June 30, 2003 and December 31, 2002                                                    -                 5,000
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 37,602,000
   at June 30, 2003 and December 31, 2002                                               22,540                37,602
  Paid-In Capital                                                                      473,950             2,153,891
  Retained Deficit                                                                    (502,215)           (2,441,367)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                         (5,725)             (244,874)
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================




                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended             For the Six Months Ended
                                                             June 30,                             June 30,
                                                -----------------------------------  -----------------------------------
                                                      2003              2002               2003               2002
                                                ----------------  -----------------  ----------------   ----------------

Revenues                                        $              -  $               -  $              -   $              -

Expenses:
   Selling & Marketing                                                                                                 -
   General & Administrative                                5,725              7,757             6,350             16,492
                                                ----------------  -----------------  ----------------   ----------------

Operating Loss                                            (5,725)            (7,757)           (6,350)           (16,492)
                                                ----------------  -----------------  ----------------   ----------------

Other Income (Expense):
   Interest                                                    -                  -                 -                  -
                                                ----------------  -----------------  ----------------   ----------------

Net Loss from Continuing Operations                       (5,725)            (7,757)           (6,350)           (16,492)
                                                ----------------  -----------------  ----------------   ----------------

Discontinued Operations
  Loss from Operations of X-Change
      Technologies Corp. to be disposed
      Net of Tax, Effects of $0                                -           (721,106)                -         (1,225,984)
  Gain from Disposal of X-Change
       Technologies, Inc.                                      -                  -         1,945,502                  -
                                                ----------------  -----------------  ----------------   ----------------

     Net Income (Loss)                          $         (5,725) $        (728,863) $      1,939,152   $     (1,242,476)
                                                ================  =================  ================   ================

Earnings per Share, Basic & Diluted
   Income from continuing operations            $              -  $               -  $               -  $              -
   Income (Loss) from discontinued
         Operations                                            -  (0.01)                       (0.07)             (0.02)
                                                ----------------  -----------------  ----------------   ----------------

 Income (Loss) per Share                        $              -  $           (0.01) $         (0.07)   $         (0.02)
                                                ================  =================  ================   ================

Weighted Average Shares Outstanding                   22,540,000         85,822,000        28,534,676         83,997,000
                                                ================  =================  ================   ================



                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                               2003                  2002
                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                                       $        1,939,152    $       (1,242,476)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
     Net (Income) Loss from Discontinued Operations                             (1,945,502)            1,225,984
Increase (Decrease) in Accounts Payable                                              5,725                11,560
                                                                        ------------------    ------------------

Net Cash Used in Continuing Activities                                                (625)               (4,932)
Net Cash Used in Discontinued Activities                                                 -            (1,039,445)
                                                                        ------------------    ------------------
Net Cash Used in Operating Activities                                                 (625)           (1,044,377)
                                                                        ------------------    ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
     Net Cash from Discontinued Activities                                               -              (145,185)
                                                                        ------------------    ------------------
Net Cash Provided by Investing Activities                                                -              (145,185)
                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
     Net Cash from Discontinued Activities                                             625             1,185,507
                                                                        ------------------    ------------------
Net Cash Provided by Financing Activities                                              625             1,185,507
                                                                        ------------------    ------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                             $                -                (4,055)
Cash and Cash Equivalents
  at Beginning of Period                                                                 -                 4,055
                                                                        ------------------    ------------------
Cash and Cash Equivalents
  at End of Period                                                      $                -    $                -
                                                                        ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,500,000 for the period from January 1, 2001 to June 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of June 30, 2003 and for the three and six month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of June 30, 2003. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

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

NOTE 3 - COMMITMENTS

         As of June 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - PREFERRED STOCK

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

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


NOTE 5 - STOCK TRANSACTIONS

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

NOTE 6 - MERGER/ACQUISITION

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

NOTE 8 - DISCONTINUED OPERATIONS

         On March 13, 2003, the Company closed on a Securities Repurchase Agreement. The Repurchase, essentially, resulted in the sale of all Registrant's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company's debt immediately prior to closing. The Repurchase effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS (Continued)

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

         Operating results of this discontinued operation for the three months ended June 30, 2002 are shown separately in the accompanying statement of operations. The operating results of the discontinued operation for the three and six months ended June 30, 2003 and 2002 consisted of:

                                       For the Three Months Ended               For the Six Months Ended
                                                      June 30,                               June 30,
                                       --------------------------------------   -----------------------------------
                                             2003                 2002                2003              2002
                                       -----------------   ------------------   ----------------  -----------------

Revenues                               $               -   $          162,636   $              -  $         293,741
Expenses                                               -             (883,742)                 -         (1,519,725)
                                       -----------------   ------------------   ----------------  -----------------

Net Income (Loss)                      $               -             (721,106)  $              -  $      (1,225,984)
                                       =================   ==================   ================  =================

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

Results of Operations

         The Company had $5,725 and $6,350 in expenses for the three and six period ended June 30, 2003 and $7,757 and $16,492 for the three and six months ended June 30, 2002. For the quarter ended June 30, 2003 and 2002, the Company earned $0 and $0 in revenues. No meaningful comparison can be made to last year because the Company has ceased operations in that business. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At June 30, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $5,725 and $244,874 at June 30, 2003 and December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and ($5,725) as of June 30, 2003 and ($244,874) as of December 31, 2002.

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

None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         Reports

         No reports filed on 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 18, 2003

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: August 18, 2003               By:  /s/    Charles Stidham
     -----------------------        --------------------------------------------
                                    Charles Stidham
                                    President and Chief Executive and Accounting
                                    Officer, Treasurer
                                    (Principal Executive and Financial Officer)