Form 10QSB
period 2003-09-30
X-CHANGE CORP
filed 2003-11-14
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                                 (954) 927-0034
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2003 22,540,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

The X-Change Corporation
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of The X-Change Corporation (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of The X-Change Corporation (A Development Stage Company) as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated April 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully Submitted,



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 12, 2003

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities: Accounts Payable                                      $             6,351  $                625

Net Liabilities of Discontinued Operations                                                   -               244,249
                                                                           -------------------  --------------------

          Total Current Liabilities                                                      6,351               244,874
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   Issued 0 and 5,000,000
   at June 30, 2003 and December 31, 2002                                                    -                 5,000
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 37,602,000
   at September 30, 2003 and December 31, 2002                                          22,540                37,602
  Paid-In Capital                                                                      473,950             2,153,891
  Retained Deficit                                                                    (496,490)           (2,441,367)
  Deficit Accumulated During the Development Stage                                      (6,351)                    -
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                         (6,351)             (244,874)
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================



                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                    Cumulative
                                                                                                       Since
                                                                                                     March 13,
                                                                                                        2003
                                          For the Three Months Ended   For the Nine Months Ended    Inception of
                                                September 30,                 September 30,          Development
                                          --------------------------    --------------------------
                                              2003          2002           2003            2002         Stage
                                          -----------    -----------    -----------    -----------    -----------

Revenues                                  $      --      $      --      $      --      $      --      $      --

Expenses:
   Selling & Marketing                           --             --             --             --             --
   General & Administrative                       626          2,600          6,976         19,092          6,351
                                          -----------    -----------    -----------    -----------    -----------

Operating Loss                                   (626)        (2,600)        (6,976)       (19,092)        (6,351)
                                          -----------    -----------    -----------    -----------    -----------

Other Income (Expense):
   Interest                                      --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------

Net Loss from Continuing Operations              (626)        (2,600)        (6,976)       (19,092)        (6,351)
                                          -----------    -----------    -----------    -----------    -----------

Discontinued Operations
  Loss from Operations of X-Change
      Technologies Corp. to be disposed
      Net of Tax, Effects of $0                  --         (214,420)          --       (1,440,404)          --
  Gain from Disposal of X-Change
       Technologies, Inc.                        --             --        1,945,502           --             --
                                          -----------    -----------    -----------    -----------    -----------

     Net Income (Loss)                    $      (626)   $  (217,020)   $ 1,938,526    $(1,459,496)   $    (6,351)
                                          ===========    ===========    ===========    ===========    ===========

Earnings per Share, Basic & Diluted
   Income from continuing operations      $      --      $      --      $      --      $      --
   Income (Loss) from discontinued
         Operations                              --             --             0.07          (0.02)
                                          -----------    -----------    -----------    -----------

 Income (Loss) per Share                  $      --      $      --      $      0.07    $     (0.02)
                                          ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding        22,540,000     87,002,000     26,056,520     84,997,000
                                          ===========    ===========    ===========    ===========

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                     Since
                                                                                                                   March 13,
                                                                                                                      2003
                                                                              For the Nine Months Ended           Inception of
                                                                                    September 30,                 Development
                                                                               2003                2002              Stage
                                                                        ------------------   ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $        1,938,526   $     (1,459,496) $           (6,351)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
     Net (Income) Loss from Discontinued Operations                             (1,945,502)         1,440,404                   -
Increase (Decrease) in Accounts Payable                                              6,351             14,160               6,351
                                                                        ------------------   ----------------  ------------------

Net Cash Used in Continuing Activities                                                (625)            (4,932)                  -
Net Cash Used in Discontinued Activities                                                 -         (1,211,177)                  -
                                                                        ------------------   ----------------  ------------------
Net Cash Used in Operating Activities                                                 (625)        (1,216,109)                  -
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net Cash from Discontinued Activities                                               -           (145,189)                  -
                                                                        ------------------   ----------------  ------------------
Net Cash Provided by Investing Activities                                                -           (145,189)                  -
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Cash from Discontinued Activities                                             625          1,357,243                   -
                                                                        ------------------   ----------------  ------------------
Net Cash Provided by Financing Activities                                              625          1,357,243                   -
                                                                        ------------------   ----------------  ------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                                              -             (4,055)                  -
Cash and Cash Equivalents
  at Beginning of Period                                                                 -              4,055                   -
                                                                        ------------------   ----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                      $                -   $              -  $                -
                                                                        ==================   ================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                              $                -   $              -  $                -
  Franchise and income taxes                                            $                -   $              -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
----------------------------------------------------------- -----------

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $500,000 for the period from January 1, 2001 to September 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and nine month periods then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company repurchased its shares and disposed of WEBiX and entered the development stage.

Nature of Business

         The Company has no products or services as of September 30, 2003. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

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

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 3 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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
                                                                         =================   =================

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 8 - DISCONTINUED OPERATIONS (Continued)

         Net Assets (Liabilities) to be disposed of have been separately classified in the accompanying balance sheet at December 31, 2002.

         Operating results of this discontinued operation for the three and nine months ended September 30, 2002 are shown separately in the accompanying statement of operations. The operating results of the discontinued operation for the three and nine months ended September 30, 2003 and 2002 consisted of:

                                             For the Three Months Ended              For the Nine Months Ended
                                                   September 30,                           September 30,
                                       --------------------------------------   -----------------------------------
                                             2003                 2002                2003              2002
                                       -----------------   ------------------   ----------------  -----------------

Revenues                               $               -   $           63,512   $              -  $         357,253
Expenses                                               -             (277,932)                 -         (1,797,657)
                                       -----------------   ------------------   ----------------  -----------------

Net Income (Loss)                      $               -             (214,420)  $              -  $      (1,440,404)
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

Results of Operations

         The Company had $626 and $6,976 in expenses for the three and nine period ended September 30, 2003 and $2,600 and $19,092 for the three and nine months ended September 30, 2002. For the quarter ended September 30, 2003 and 2002, the Company earned $0 and $0 in revenues. No meaningful comparison can be made to last year because the Company has ceased operations in that business. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At September 30, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $6,351 and $244,874 at September 30, 2003 and December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and ($6,351) as of September 30, 2003 and ($244,874) as of December 31, 2002.

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

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         Reports

         No reports filed on 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November , 2003

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: November 12, 2003    By:  /s/    Charles Stidham
     ------------------    -----------------------------------------------------
                           Charles Stidham
                           President and Chief Executive and Accounting Officer,
                           Treasurer
                           (Principal Executive and Financial Officer)