Form 10QSB/A
period 2003-03-31
X-CHANGE CORP
filed 2004-03-29
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[  }     Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 For the  transition  period from  ------------  to
         ------------.

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

                100 Allentown Parkway, Suite 110, Allen, TX 75002
                    (Address of principal executive offices)

                                 (972) 390-0750
                            Issuer's telephone number




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


         We have reviewed the accompanying balance sheets of The X-Change Corporation (A Development Stage Company) as of March 31, 2003, and the related statement of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 24, 2004

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                       $                 -  $                  -
                                                                           -------------------  --------------------

          Total Current Liabilities                                                          -                     -
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at March 31, 2003 and December 31, 2002                                          -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 22,540,000
   at March 31, 2003 and December 31, 2002                                              22,540                22,540
  Paid-In Capital                                                                      564,907               564,282
  Retained Deficit                                                                    (536,688)             (536,688)
 Deficit Accumulated During Development Stage                                          (50,759)              (50,134)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                              -                     -
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================








                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                             Cumulative
                                                                                                Since
                                                                                             October 4,
                                                                                                2000
                                                  For the Three Months Ended                Inception of
                                                                March 31,                    Development
                                                  -------------------------------------
                                                        2003                2002                Stage
                                                  -----------------   -----------------  -------------------

Revenues                                          $               -   $               -  $                 -
                                                  -----------------   -----------------  -------------------

Expenses:
   General & Administrative                                     625                   -               50,759
                                                  -----------------   -----------------  -------------------

Operating Loss                                                 (625)                  -              (50,759)

Other Income (Expense):
   Interest                                                       -                   -                    -
                                                  -----------------   -----------------  -------------------


     Net Income (Loss)                            $            (625)  $               -  $           (50,759)
                                                  =================   =================  ===================


Earnings per Share, Basic & Diluted               $               -   $               -
                                                  =================   =================

Weighted Average Shares Outstanding                      22,540,000          22,540,000
                                                  =================   =================











                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  October 4,
                                                                                                     2000
                                                             For the Three Months Ended          Inception of
                                                                     March 31,                    Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                      $             (625) $                -  $         (50,759)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Increase (Decrease) in Accounts Payable                                 -              (1,218)            29,095
                                                       ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                (625)             (1,218)           (21,664)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Net Shareholder Loans                                                   -             (19,821)                 -
Capital Contributed by Shareholder                                    625              21,039             21,664
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                             625               1,218             21,664
                                                       ------------------  ------------------  -----------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                            $                -  $                -  $               -
Cash and Cash Equivalents
  at Beginning of Period                                                -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                     $                -  $                -  $               -
                                                       ==================  ==================  =================

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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $50,759 for the period from October 4, 2000 (inception of development stage) to March 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to its development, acquisition and marketing of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification").

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company rescinded in agreement with WEBiX. and reentered the development stage.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2003. On February 9, 2004, the Company formed a wholly owned subsidiary, Air Gate Technologies, Inc. ("Air Gate"), for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification").

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2003 and 2002.

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $586,221 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

         As of March 31, 2003, there are no preferred shares issued.

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

         On March 13, 2003, the Company rescinded its agreement with X-Change Technologies. The rescission, essentially, resulted in the return of all X-Change Corporation's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company's debt immediately prior to closing. The rescission effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company prior to January 15, 2002. As a result, 15,062,000 shares of common stock and 5,000,000 shares of preferred stock were returned to treasury and the Company now has 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the X- Change Technologies Corp. acquisition on January 15, 2002. All lock-up agreements pertaining to these shares were released effective with the closing.

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

         On February 9, 2004, registrant, The X-Change Corporation, a Nevada corporation ("XCHC"), formed a wholly owned subsidiary, Air Gate Technologies, Inc. ("Air Gate"), for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). Air Gate is proposing to market products and services of unsurpassed convenience, performance, reliability and value in this industry in order to provide customers with innovative wireless RFID solutions at a cost substantially lower than current implementations.

         Of the many technologies currently undergoing development, management feels wireless technologies, including RFID, qualify as the most likely to have a transformative effect on business in the near-term, essentially transforming how business operates and organizes. Wireless technologies will generate not only new consumer and business products but also entirely new categories of products and services.

         Wireless technologies are currently transforming the culture of industrialized countries and have the potential to do the same for developing and undeveloped regions of the world. The migration to third-generation cellular-phone technologies, proceeding in fits and starts and at various rates throughout the world, continues to change how people communicate. RFID tags are optimizing business supply chains. A plethora of wireless local-area network
(WLAN) standards compete for market share in a variety of applications and niches as newcomers such as ultrawideband applications continue to be developed. The rapid market acceptance of cellular phones and WLANs, including "hotspots" has focused attention on the viability of traditional telecom providers and the cost of wireline technologies.

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

Results of Operations

         The Company had $625 in expenses for the three month period ended March 31, 2003 and $0 for the three months ended March 31, 2002. For the quarters ended March 31, 2003 and 2002 the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At March 31, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $0 at March 31, 2003 and December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and $0 as of March 31, 2003 and December 31, 2002.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

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

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


         Reports

         No reports filed on 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this March 24, 2004

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: March 24, 2004                 By:/s/     Michael Sheriff
                                     Michael Sheriff, President, Chief
                                     Executive Officer , Treasurer and Chairman
                                     (Principal Executive and Financial Officer)