Form 10QSB/A
period 2003-06-30
X-CHANGE CORP
filed 2004-03-29
CIK 54424

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


         We have reviewed the accompanying balance sheets of The X-Change Corporation (A Development Stage Company) as of June 30, 2003, and the related statement of operations for the three and six months and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                    Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 24, 2004

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,            December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                                     5,725  $                  -
                                                                           -------------------  --------------------

          Total Current Liabilities                                                      5,725                     -
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at June 30, 2003 and December 31, 2002                                           -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 22,540,000
   at June 30, 2003 and December 31, 2002                                               22,540                22,540
  Paid-In Capital                                                                      564,907               564,282
  Retained Deficit                                                                    (536,688)             (536,688)
 Deficit Accumulated During Development Stage                                          (56,484)              (50,134)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                         (5,725)                    -
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================








                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                                Cumulative
                                                                                                                  Since
                                                                                                                October 4,
                                                                                                                   2000
                                   For the Three Months Ended         For the Six Months Ended                 Inception of
                                                June 30,                            June 30,                   Development
                                   ---------------------------------- ------------------------------------
                                         2003             2002              2003               2002               Stage
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Revenues                           $              - $               -  $             -  $                -  $                -
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Expenses:
   General & Administrative                   5,725                 -            6,350                   -              56,484
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Operating Loss                               (5,725)                -           (6,350)                  -             (56,484)

Other Income (Expense):
   Interest                                       -                 -                -                   -                   -
                                   ---------------- ----------------- ----------------  ------------------  ------------------


     Net Income (Loss)             $         (5,725)$               - $         (6,350) $                -  $          (56,484)
                                   ================ ================= ================  ==================  ==================

Earnings per Share, Basic
& Diluted                          $              - $               - $              -  $                -
                                   ================ ================= ================  ==================

Weighted Average Shares
Outstanding                              22,540,000        22,540,000       22,540,000          22,540,000
                                   ================ ================= ================  ==================









                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Cumulative
                                                                                                     Since
                                                                                                  October 4,
                                                                                                     2000
                                                              For the Six Months Ended           Inception of
                                                                      June 30,                    Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                      $           (6,350) $                -  $         (56,484)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Increase (Decrease) in Accounts Payable                             5,725              (1,218)            34,820
                                                       ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                (625)             (1,218)           (21,664)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder Loans                                                       -             (19,821)                 -
Capital Contributed by Shareholder                                    625              21,039             21,664
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                             625               1,218             21,664
                                                       ------------------  ------------------  -----------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                            $                -  $                -  $               -
Cash and Cash Equivalents
  at Beginning of Period                                                -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                     $                -  $                -  $               -
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $56,484 for the period from October 4, 2000 (inception of development stage) to June 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of June 30, 2003 and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         As of June 30, 2003, there are no preferred shares issued.

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

Results of Operations

         The Company had $5,725 and $6,350 in expenses for the three and six month period ended June 30, 2003 and $0 for the three and six months ended June 30, 2002. For the quarters ended June 30, 2003 and 2002 the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At June 30, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $5,725 at June 30, 2003 and $0 at December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and ($5,725) as of June 30, 2003 and $0 as of December 31, 2002.

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