Form 10QSB/A
period 2003-09-30
X-CHANGE CORP
filed 2004-03-29
CIK 54424

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


         We have reviewed the accompanying balance sheets of The X-Change Corporation (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three and nine months and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                     Respectfully submitted



                                                    \s\ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 24, 2004

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                                     6,351  $                  -
                                                                           -------------------  --------------------

          Total Current Liabilities                                                      6,351                     -
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at September 30, 2003 and December 31, 2002                                      -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 22,540,000 and 22,540,000
   at September 30, 2003 and December 31, 2002                                          22,540                22,540
  Paid-In Capital                                                                      564,907               564,282
  Retained Deficit                                                                    (536,688)             (536,688)
 Deficit Accumulated During Development Stage                                          (57,110)              (50,134)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                         (6,351)                    -
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================








                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                                Cumulative
                                                                                                                  Since
                                                                                                                October 4,
                                                                                                                   2000
                                   For the Three Months Ended         For the Nine Months Ended                Inception of
                                             September 30,                       September 30,                 Development
                                   ---------------------------------- ------------------------------------
                                         2003             2002              2003               2002               Stage
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Revenues                           $              - $               - $              -  $                -  $                -
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Expenses:
   General & Administrative                     626                 -            6,976                   -              57,110
                                   ---------------- ----------------- ----------------  ------------------  ------------------

Operating Loss                                 (626)                -           (6,976)                  -             (57,110)

Other Income (Expense):
   Interest                                       -                 -                -                   -                   -
                                   ---------------- ----------------- ----------------  ------------------  ------------------


     Net Income (Loss)             $           (626)$               - $         (6,976) $                -  $          (57,110)
                                   ================ ================= ================  ==================  ==================

Earnings per Share, Basic
& Diluted                          $              - $               - $              -  $                -
                                   ================ ================= ================  ==================

Weighted Average Shares
Outstanding                              22,540,000        22,540,000       22,540,000          22,540,000
                                   ================ ================= ================  ==================









                 See accompanying notes and accountants' report

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  October 4,
                                                                                                     2000
                                                             For the Nine Months Ended           Inception of
                                                                   September 30,                  Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                      $           (6,976) $                -  $         (57,110)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Increase (Decrease) in Accounts Payable                             6,351              (1,218)            35,446
                                                       ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                (625)             (1,218)           (21,664)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net Cash Provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder Loans                                                       -             (19,821)                 -
Capital Contributed by Shareholder                                    625              21,039             21,664
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                             625               1,218             21,664
                                                       ------------------  ------------------  -----------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                            $                -  $                -  $               -
Cash and Cash Equivalents
  at Beginning of Period                                                -                   -                  -
                                                       ------------------  ------------------  -----------------
Cash and Cash Equivalents
  at End of Period                                     $                -  $                -  $               -
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $57,110 for the period from October 4, 2000 (inception of development stage) to September 30, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         As of September 30, 2003, there are no preferred shares issued.

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

Results of Operations

         The Company had $626 and $6,976 in expenses for the three and nine month period ended September 30, 2003 and $0 for the three and nine months ended September 30, 2002. For the quarters ended September 30, 2003 and 2002 the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At September 30, 2003, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2002. The Company had a net working deficit of $6,351 at September 30, 2003 and $0 at December 31, 2002.

         Net stockholders' equity (deficit) in the Company was and ($6,351) as of September 30, 2003 and $0 at December 31, 2002.

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