Form 10KSB
period 2003-12-31
X-CHANGE CORP
filed 2004-03-29
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended       December 31,2003

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

                        100 Allentown Parkway, Suite 110
                                 Allen, TX 75002
               (Address of principal executive offices)(Zip Code)


                                 (972) 390-0750
                (Issuer's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year:  $0.

As of December 31, 2003, there were 13,002,000 shares of Common Stock outstanding, of which all were held by non-affiliates. The aggregate market value of such Common Stock (based upon the average of the bid and asked prices on December 31, 2003) of the Registrant held by non-affiliates was approximately $650,100. As of December 31, 2003.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                PAGE
                                     PART I

ITEM  1. Description of Business...................................................3

ITEM  2. Description of Property...................................................4

ITEM  3. Legal Proceedings.........................................................4

ITEM  4. Submission of Matters to a Vote of Security Holders.......................4

                                     PART II

ITEM  5. Market for Common Equity and Related Stockholder Matters..................4

ITEM  6. Management's Discussion and Analysis or Plan of Operation.................5

ITEM  7. Financial Statements.....................................................13

ITEM  8. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.................................................13


                                    PART III

ITEM  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act.......................13

ITEM 10. Executive Compensation...................................................17

ITEM 11. Security Ownership of Certain Beneficial Owners and Management...........17

ITEM 12. Certain Relationships and Related Transactions...........................18

ITEM 13. Exhibits and Reports on Form 8-K.........................................18

ITEM 14. Controls and Procedures..................................................19

ITEM 15. Principal Accountant Fees and Services...................................20

Signatures........................................................................22

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

item 1   DESCRIPTION OF BUSINESS


         On January 15, 2002, the Company closed under an Agreement and Plan of Merger with WEBiX, a privately held Delaware corporation (the "Plan of Merger"), which resulted in WEBiX becoming a wholly owned subsidiary of the Company. The Plan of Merger resulted in the Company acquiring the business and operations of WEBiX in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. After closing, the shareholders of the Company elected a new board of directors, which, in turn, appointed new executive officers for the Company.

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

         On Dec  23,  2002,  the  company  mailed  all  shareholders  a  Consent
Solicitation for the purpose of entering into and closing under a Securities Repurchase Agreement that, effectively, proposed an unwinding of the Plan of Merger.

         The solicitation received the requisite number of consents and all conditions precedent to closing were subsequently fulfilled. The parties closed under the Securities Repurchase Agreement on March 13, 2003. The former board of directors resigned effective the closing date.

         The Repurchase, essentially, resulted in the return of the all of The X-Change Corporation's assets in exchange for the surrender of all securities held by the former WEBiX shareholders and the assumption by WEBiX of all the Company's debt immediately prior to closing. The rescission effected a change in control over the business, policies and affairs of the Company from the WEBiX shareholders to those shareholders holding securities in the Company prior to January 15, 2002. After the rescission was complete the Company had 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the Plan of Merger on January 15, 2002 and is essentially in the same position as it was before the merger. All lock-up agreements pertaining to these shares were released at closing. The common shares are the only securities of the Company now outstanding.


ITEM 2   description of PROPERTy

         The executive office of the Company, as of the date of this report, is located at 100 Allentown Parkway, Suite 110, Allen, TX 75002. The Company is receiving the use of these premises free of charge from its President. The telephone number at this address is (972) 390-0750.


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

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In accordance with Nevada corporate law, no matters were subject to a vote of security holders during the year ended December 31, 2003.


                                     PART II

item 5   MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Principal Market and Sales Prices for Company's Common Stock

         As of December 31, 2003, there were 13,002,000 shares of Common Stock of the Company issued and outstanding which were held of record by 218 shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, the Company is unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2003, there were no shares of Preferred Stock of the Company issued or outstanding.

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

       -------------------------------------------------------------------
                                Fiscal Year            Fiscal Year

                                   2002                    2003
                                   ----                    ----
        -------------------------------------------------------------------
                            High         Low        High        Low
       -------------------------------------------------------------------
       First Quarter       $0.70       $0.10      $0.08       $0.04
       -------------------------------------------------------------------
       Second Quarter      $0.35       $0.07      $0.20       $0.05
       -------------------------------------------------------------------
       Third Quarter       $0.07       $0.05      $0.19       $0.07
       -------------------------------------------------------------------
       Fourth Quarter      $0.07       $0.03      $0.22       $0.05
       -------------------------------------------------------------------

Dividends

         The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto which appear elsewhere in this report. The Company ceased all operations in WEBiX during the fourth quarter of 2002 and the acquisition of WEBiX was unwound on March 13, 2003. As is common with development stage companies, the Company has had recurring losses from operations since inception and had a deficit at year-end. The company was able to obtain only enough working capital, as loans, to close its operations in an orderly fashion.

Formation of AirGate Technologies and Entry into RFID Market:

         On February 9, 2004, registrant, The X-Change Corporation, a Nevada corporation ("XCHC"), formed a wholly owned subsidiary, AirGate Technologies, Inc. ("AirGate"), for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). AirGate is proposing to market products and services of unsurpassed convenience, performance, reliability and value in this industry in order to provide customers with innovative wireless RFID solutions at a cost substantially lower than current implementations.

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

         Concurrent with the formation of AirGate, Mr. Mike Sheriff was engaged by XCHC and AirGate to act as their Chairman of the board of directors and chief executive officer, president and treasurer. Mr. Sheriff, in exchange for his services, has received an option to purchase up to 12,000,000 shares of common stock at the market therefore on the date of his engagement. These options and the underlying shares are not registered. The share structure of XCHC was adjusted by several shareholders so that the number of shares outstanding immediately prior to the formation of AirGate was brought down to 13,002,000 in number.

Industry Analysis: RFID:

         Radio frequency identification (RFID) and Electronic Product Code (EPC) technologies are being implemented to improve supply chain efficiency and reduce shrinkage by providing more accurate tracking of goods and assets throughout the chain. RFID are being used to replace the bar codes now used to identify products. Many large retailers, including Wal-Mart, have recently announced their intentions to move over to RFID technology in the near future. RFID allows these companies to track their products using radio-frequency identification tags that can be scanned by radio waves at any time. Recently, there has been a groundswell of RFID-related products and services from IT providers. Microsoft, Intel, IBM and Sun Microsystems have joined vendors such as Texas Instruments, Symbol Technologies, NCR, Accenture and Bearing Point in advocating the technology as the solution for optimizing supply chain operations.

         An RFID tag is a chip that, even in its simplest form, is superior to standard bar codes. It can contain information such as a product's expiration date and temperature, and it can be scanned from a distance of up to 30 feet. This makes it a lot easier for a retailer to find products in a warehouse and keep track of their condition -- big advantages when it comes to managing inventory.

         Management believes 2004 will be a crucial year for radio frequency identification (RFID), with large-scale deployments bringing the controversial technology into the mainstream. Manufacturers and distributors of RFID are working to meet the requirements of high-profile deployments from organizations including Wal-Mart and the US Department of Defense, according to IDC.

         Normally, innovations in the retail industry and Department of Defense do not typically converge. However, the Radio Frequency Identification (RFID) technology is creating precisely the convergence that is about to create a unique set of business opportunities. The Retail Industry and the Department of Defense, constitute the largest global entities, procuring thousands of parts and supplies. Both `industries' have mandated that RFID technology become an inherent part of their operations. With such a large, organized and funded push, RFID is slated to become the `e-barcode', the electronic barcode of the future.

         Numerous `drivers' are motivating a change of this magnitude, to enumerate a few: accurate and automated inventory management, accurate and secure shipping, track and trace, along with comprehensive Home Land Security management and tracking.

         Three powerful, compelling and disruptive forces are converging to propel us to an RFID enabled world: the build-out of ubiquitous wireless networks, the absolute needs of Homeland Security and the mandates from deeply funded entities: Department of Defense and WalMart, the largest retail chain in the world.

         RFID may lead to a universal identifier; wherein distinct `entities' ranging from humans - RFID embedded driver license, a can of Campbell soup, or airline travel tickets or individualized and customized drug-prescription formulation and dispensing, have embedded RFID technology.

         The simplicity of and Zero-power requirement of an RFID electronic tag has made it technically and financially feasible to usher in a world of universal identification.

         As a result, of the oncoming RFID tsunami, business opportunities are being created in multiple and diverse vertical industries: from wireless `sensors' to high-speed data links to RFID tag fabrication and finally to the computer systems that will be needed to `ingest' vast amounts of scan data, that has never before existed, and moreover, integrate and evolve current business systems.

         Once retailers get involved, the number of tags in use will jump from the millions to billions, predicts Bill Allen, a marketing manager at TI, which has sold RFID chips for 15 years. "The supply chain has long been considered the holy grail for RFID," he says. That explains why the $1 billion market for RFID-specific hardware, software, and services could balloon to $3.2 billion by 2008, says Erik Michielsen, senior analyst at tech consultancy ABI Research in Oyster Bay, N.Y.

         New technologies must be invented, adapted, and marketed in order to gain mind-share, customer-share and revenue share. A strong cycle of innovation is about to be unleashed that will inevitably create a long, sustained period of business acquisitions of fast moving, young start-up technology savvy companies.

         The analyst group of IDC predicts that RFID spending for the US retail supply chain will grow from $91.5 million in 2003 to nearly $1.3 billion in 2008. The IDC study, US RFID for the Retail Supply Chain Spending Forecast and Analysis, 2003-2008 expects hardware purchases to dominate RFID spending over the forecast period, reaching $875 million in 2007. Software spending will accelerate in the second half of the forecast period as more and more companies feel the need for RFID middleware, an Airgate strong point.

AirGate's Business Model:

Key Business Differentiators:

         Airgate Technologies' business model consists of several key differentiators that, management feels, will set it apart from its competition. Airgate Technologies' focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic acquisitions of other wireless opportunities whose business plan and operations are complementary; (2) Consolidating redundant functions, such as network operations, billing and accounting and customer support; standardizing on technology and selected vendors; (3)
Partnering with wireless and RFID solution providers, both hardware and software; (4) Partnering with industry organizations, highlighting AirGate's wireless solutions; and (5) Building a recognizable brand identity.

Because of current RFID mandates from diverse sources, such as retailer WalMart, the Department of Defense, and the expected surge of RFID deployments, a process to ingest data, understand data, present data and detect non-compliance is required. This occurs in the real-time world of RFID. It is AirGate's intent to create a core 'matrix analytic engine,' an (MAE) that can be customized for the unique requirements of various vertical industries, retail, manufacturing, health, etc. AirGate will rely upon its extensive database and telecommunication competencies, plus its offshore capability to provide unparalleled services and capabilities to analyze, interpret and manage complex data.

Wireless Connectivity:

         AirGate will offer, for purposes of employing its RFID solutions, a wireless, high-speed alternative to the costly and time consuming DSL, ADSL, cable modem, and T-1 plans in use today, implementing the 802.11b and 802.11a/g WiFi standard and gravitating to and implementing the 801.16a standard. WiFi is an open standard that enables wireless connectivity with a local area network and/or high-speed access to the Internet. Like other dislocating technologies, WiFi is pervading wireless applications.

         Because of the growing pervasiveness of the technology, AirGate's technological innovations in RFID can be immediately deployed.

Advantages:

Mobility:

         Wireless LAN and RFID implementation provide users with access to real-time information anywhere in their organization. This mobility supports productivity and service opportunities not possible with a wired network and barcodes.

Installation Speed, Simplicity and Flexibility:

         Installing a wireless LAN system is comparatively less time consuming and difficult and reduces costs 50 to 80 percent over traditional wired solutions. Companies can eliminate the need to pull cable through walls and ceilings. Wireless technology allows the network to go where wires cannot go. The LAN/Internet can now be accessed from all over the building, corporate campus or user environment. Relocation of employees within a facility takes minutes instead of days to complete. Productivity is enhanced.

Reduced Cost-of-Ownership:

         In most cases, the initial investment required for 802.11a/b/g Wireless hardware is no higher than the cost of wired LAN hardware. In additional, the overall installation expense and life cycle costs can be significantly lower. Long-term cost benefits are the greatest in dynamic environments requiring frequent moves and changes. This is especially applicable to RFID deployments. The low cost of the wireless technology and the expected rapid decline in RFID as standards formalize makes upgrades easier for the Company as improvements are made in hardware. The high cost of infrastructure for the larger companies inhibits their ability to modify their systems.

Scalability:

         Wireless LAN/Internet access systems can be configured in a variety of topologies to meet the needs of specific applications and installations of RFID. Configurations are easily changed and range from peer-to-peer networks suitable for a small number of users to full infrastructure networks of thousands of users roaming over a broad area, as in open campus environments or large production facilities.

Ease of Use:

         Users are logged on to the LAN/Internet with the usual familiar access protocols, so using the LAN/Internet is easy with the appropriate WiFi tools.

Wireless LAN Benefits for RFID Implementation:

         AirGate has chosen to build its wireless solution on the 802.11a/b/g with 802.16a support because it offers numerous advantages including:

o        High-speed data transmission for large files and graphics

o        Standards-based solution supported by major PC and networking vendors

o        Ability to use standard laptops, browsers and applications

o        Wide  availability  of  low-cost,   802.11a/b  wireless  network  cards
         ($150-250; available from Lucent, Cisco, 3Com, online retailers and others)

o Large coverage areas--one access point covers 20,000 to 50,000 square feet

o        802.16 up to 30 miles non line of sight

o        Ease of installation and use

o Applicability across many environments including hospitality/travel, corporate, retail, manufacturing and residential; applications can be mixed to maximize utilization of coverage area - an important RFID consideration

o        License free, no fees, no tariffs; no "last mile.

Typical Applications:

         WiFi liberates users from dependence on hard-wired access to the network backbone; giving them anytime, anywhere network access. This freedom to roam offers numerous user benefits for a variety of work environments. RFID in conjunction with wireless networking helps link factory buildings on the outside and factory floor workstations and data collection devices on the inside; improving database access for roving supervisors such as production line managers, warehouse auditors, or construction engineers. In warehouses, mobile stock and inventory personnel can use mobile, forklift mounted data terminals and notebook computers to receive and update stock and inventory information and update and maintain location of stock, pallets and boxes with RFID. RFID enables real-time inventory tracking and reduces the costs of physical inventory counts.

Transportation/Distribution:

         As suggested earlier, RFID systems are uniquely suited for use in the rigorous rail environment. Field programmable tags permit the full industry standard 12-character identification of each car by type, ownership and serial number. Tags are attached to the vehicle undercarriage; antennae are installed between or adjacent to the tracks, and readers or display devices are typically located within 40 to 100 feet in a wayside hut along with other control and communications equipment. A primary objective in rail applications is the improved fleet utilization that permits reductions in fleet size and/or deferral of investment in new equipment.

         Commercial truckers are using RFID systems to monitor access and egress from terminal facilities. Combined with weigh-in-motion scales, the same systems can be used for transaction recording at refuse dumps, recycling plants, mines and similar operations, or for credit transactions at truck stops or service depots.

Industrial:

         In the plant environment, RFID systems are ideally suited for the identification of high-unit-value products moving through a tough assembly process (e.g., automobile or agricultural equipment production where the product is cleaned, bathed, painted and baked). RF systems also offer the durability essential for permanent identification of captive product carriers such as:

         Tote boxes, containers, barrels, tubs, and pallets; Tool carriers, monorail and power, and free conveyor trolleys; and Lift trucks, towline carts, and automatic guided vehicles.

Primary applications fall into two basic categories:

1. Direct product identification wherein the tag specifically identifies the item to which it is attached (e.g., by part number or serial number or, in the case of read/write systems, assembly or process instructions for the item).

2. Carrier identification where content is identified manually (or with a bar code reader) and fed to the control system along with the carrier's machine-readable RF "license plate number." Strategically deployed RF readers accomplish subsequent load tracking.

         The automotive industry uses RFID systems to track vehicles through assembly, where tags must perform even after repeated subjection to temperatures of 150 to 200 C, painting, etc. A primary objective for use of the technology in this environment is verification of vehicle identity prior to execution of given assembly tasks. Although manufacturers sequentially track vehicles through assembly, undetected removal of a single vehicle from the line could be costly.

         Because RFID tags need not be "seen" to be read, they can be buried within pallets, tote boxes, and other containers and provide solid performance for the life of the carrier. As an example, in a casting operation RF tags are attached to wire baskets which travel through a variety of degreasing, etching and cleaning tanks by means of an overhead power and free conveyor - not a job for optical or magnetic identification media.

         In a manner similar to carrier identification, RF tags can be used for tool management. Miniature tags can be placed within tool heads of various types such as block or Cat V-flange, or even within items such as drill bits where individual bits can be read and selected by reader guided robot arms.

         RFID systems are used for lift truck and guided vehicle identification in a number of installations. One approach buries tags at strategic locations throughout the facility and verifies vehicle location via on-board DC-powered readers. Other users station readers at the ends of warehouse aisles to monitor lift truck activity. Here, throughput rates permit multiplexing multiple antennae per reader.

Security and Access Control:

         The movement and use of valuable equipment and personnel resources can be monitored through RF tags attached to tools, computers, etc. or embedded in credit-card-size security badges. This type of monitoring also provides an extra measure of security for personnel working in high-risk areas in case of an emergency evacuation.

Animal Identification:

         Valuable breeding stock, laboratory animals involved in lengthy and expensive research projects, meat and dairy animals, wildlife, and even prized companion animals all present unique identification problems that can be solved by innovative applications of RFID technology.


Results of Operations.

         There were no revenues from sales for the two years ended December 31, 2003 and 2002. The Company has sustained a net loss of approximately $7,902 for the year ended December 31, 2003, which was due to general and administrative expenses incurred by the Company. Since October 4, 2000, the Company has been in the development stage company and has not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.


Liquidity and Capital Resources.

         The Company generates and uses cash through operating activities and financing activities. During the year ended December 31, 2003, the Company used cash of approximately $6,976 for operating activities. Operating activities during the 2003 year were comprised primarily of organizational activities with business operations.

         The Company generated cash from financing activities of approximately $6,976, which is primarily due to capital contributed by a shareholder

         As of December 31, 2003, the Company had working deficit of $926 and a total asset value of $0.


ITEM 7   FINANCIAL STATEMENTS

         The financial statements of the Company as of and for the years ended December 31, 2003 and December 31, 2002 are included immediately following the signature page to this Report beginning at page F-1.



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

---------------------------------------------- ------------------------- ---------------------------------------------
                    Name                                 Age                            Positions Held
---------------------------------------------- ------------------------- ---------------------------------------------
Michael Sheriff                                           58              President, CEO, Treasurer and Chairman of
                                                                                          the Board
---------------------------------------------- ------------------------- ---------------------------------------------
Tom Tucker                                                42                     Vice President of Operations
---------------------------------------------- ------------------------- ---------------------------------------------
Ivan Chow                                                 38                 Vice President of Software Solutions
---------------------------------------------- ------------------------- ---------------------------------------------
Frank Kwong                                               55                            Advisory Board
---------------------------------------------- ------------------------- ---------------------------------------------

         None of the executive officers, directors and/or control persons of the Company have been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

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

mICHAEL SHERIFF, 58, Chairman, President & CEO, Treasurer

         Michael Sheriff, president and chief executive officer of the X-change Corporation, has over twenty-five years of experience in the computer and telecommunications industry. In 1998 Mr. Sheriff founded Net Access Exchange, Inc., dba YPAY. YPAY was a new Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections - the first broadband over narrowband advertising and entertainment network. YPAY utilized a patented message delivery system that supports true 1:1 targeting and allows local businesses, not just large multinational advertisers, to harness the power of the Internet with multi-media and market-targeting capabilities not available in any other advertising medium. YPAY was able to eliminate the problems associated with traditional web site, browser-based advertising.

         In 1995, Mr. Sheriff founded CyberQuest -- a full-service Internet development company -- focusing its efforts on Internet commerce in the business-to-consumer and business-to-business marketplaces. The company also developed, implemented and maintained creative business Web sites, Intranets and databases for client companies. Under Mr. Sheriff's leadership, the company's Internet e-commerce flagship, bid4it, as well as its other e-commerce sites, were developed to bring shopping directly into customers' homes and offices utilizing a revolutionary new "bid-and-ask" matching technology. Mr. Sheriff sold CyberQuest in October 1998 to a NASD OTC:BB listed company. He then served as CEO of the public company, CBQ, Inc., as well as being Chairman of the company's Board of Directors.

         In 1994, Mr. Sheriff founded and developed Good Stuff Cheap (GSC), a first to market Internet-based retail site. The company was the first to use intelligent shopping agents and was featured in Wired Magazine in December 1994. According to Point Communications, an Internet survey group, GSC was one of the top five retail sites on the Internet in 1994. Internet Marketing Association awarded GSC the top retail site award for December 1995. GSC was also featured on the Discovery Channel in December 1996.

         Mr. Sheriff is also the former founder, President and CEO of Action Fax International, Inc. Action Fax operates one of the largest public fax networks in the world with locations in most world airports.

         Prior to ActionFax, Mr. Sheriff was the founder and President of First National Computer Corporation, which pioneered the rental of personal computers. Under his direction, First National Computer became one of the largest PC rental firms in the United States.

Mr. Sheriff has held senior sales, marketing and management positions with National Semiconductor, Northern Telecom, SYCOR, Inc. and SINGER. Mr. Sheriff attended the University of Denver School of Business, where he majored in finance and business law.

TOM TUCKER, 42, VICE PRESIDENT OF OPERATIONS

         Tom Tucker has been involved with Internetworking technologies for over 15 years, most recently as a Senior Internet Systems Engineer with Genuity, formerly known as GTE Internetworking and BBN. While at Genuity he provided technical both pre- and post-sales support on IP solutions to customers, architecting IP technology solutions that leveraged Internet technologies including secure eBusiness hosting, dedicated connectivity, broadband connectivity, remote access, managed firewall and Virtual Private Networks. Tom has been instrumental in developing Genuity's Virtual Internet Service Provider platform and closing many large multi-million dollar sales.

         Prior to Genuity, Tom was an Internetworking Architect and then Director of Intranet Engineering for Associates Information Systems, the information technology division of Associates First Capital, a $12B diversified financial services organization recently acquired by Citigroup. While with the Associates, Tom was instrumental in the acceptance and implementation of Internet and Intranet solutions throughout the company. Tom directly managed or coordinated all Intranet development and implementation projects and established technology standards for internal web platforms and applications.

         Prior to the Associates, Tom was Chief Operating Officer for Private Networks, Inc., PNI. PNI leveraged Internet technologies to provide Extranet services for affinity groups and trade associations. These Extranets provided global Internet access and secured Web based communities for communication between the affinity group and its membership and suppliers of goods and service to those members.

         Prior to PNI, Tom was a Senior Technical Architect for SHL Systemhouse, where he planned and managed systems and network integration projects. Tom worked directly with customers to define business requirements and strategies for designing and developing integrated client/server solutions based upon open systems architectures. Tom also worked with the sales organization to develop persuasive proposals of targeted technology service offerings in response to customer requests.

Prior to SHL, Tom spent five years with GTE Directories in progressively responsible positions. He joined GTE Directories as a Systems Analyst providing UNIX systems administration and application support. Mr. Tucker attended Southern Methodist University in Dallas for four years, where he majored in business and economics.


 IVAN CHOW, 38, VICE PRESIDENT SOFTWARE SOLUTIONS

         Ivan Chow has developed and implemented cutting edge software systems since 1990. In 1996, Mr. Chow founded a company, which was called IP Communications, and developed Voice IP gateway over the Internet. As the company's chief technical officer, he directed the company to develop and file two patents on two technical procedures. Besides technical details, Mr. Chow also managed the venture in business and technical process integration. In 1998, IP Communications was sold to a then privately-held company called Ramp Networks, a Delaware corporation. The acquisition increased Ramp Networks' asset value. After months of integration of IP Communications' VoIP technology, Ramp Networks developed several VoIP related products, including Voice over ISDN and Voice over DSL. Ramp Networks went on to an IPO in 1999 and was acquired by Nokia in 2000.

         Before IP Communications, Mr. Chow worked for Sprint beginning in 1994 and developed a middleware system called Distributed Computing Architecture
(DCA). This middleware system, DCA, is still being used today within Sprint's IT back-office, connecting Sprint's PCS and Sprint's Long Distance Division's ordering systems. DCA shields the enterprise from different standards and systems. It allows distributed transactions to go across heterogeneous systems -- MVS, AIX, HP-UX, Solaris and Windows-based systems.

         After earning his MS degree in physics, Mr. Chow started working in 1990 in a world-class organization called SuperConducting Super Collider. In 1993, he developed a Yahoo!-like search engine within the organization only few months after he was introduced to the WWW protocol in a seminar at Fermi Labs by its creator, Tim Berners-Lee. Together with the physicists, Ivan developed a real-time data collection system, processing data of petabyte range.

FRANK KWONG, 55, ADVISORY BOARD

         Originally from Hong Kong, Frank Kwong immigrated to the U.S as a teenager. Mr. Kwong has had a life-long interest in computers, system design and program development, both as a user and hobbyist. He achieved U.S. citizenship and was educated as an engineer at the University of Minnesota. In 1976 he began his career with the Donaldson Corporation as an industrial engineer.

         The Econotherm Corporation recruited Mr. Kwong in 1977. He was design engineer for the company's heat exchanger program. His responsibility included management of the FORTRAN-based computer design programs in an online time-share environment.

         Mr. Kwong joined the Cabot Corporation in the alloy products fabrication department as design engineer in 1978. His primary responsibility was ASME coded design. He obtained his Professional Engineer license in 1979 and was promoted to Engineering Manager.

         In 1982, Mr. Kwong was employed by General Motors' Delco division as project leader in semiconductor equipment design. He was the system manager for APPLICON CAD, a leading edge cad/cam development system. During this time, Mr. Kwong formed Computer Accessory Technology, which sold various TRS-80 products. The company was formed and operated with the permission of General Motors.

         Mr. Kwong served as a staff engineer for GM in Detroit, MI. in 1984, where he began development of cutting-edge computer applications in image processing. Based upon needs he saw at GM, Mr. Kwong began development of ASP-db and took early retirement from GM in 1997. He formed FK & Associates and
USIntertech, Inc. to market ASP-db, which was launched in February 1998. USIntertech is a technology service company maintaining a faculty of experienced information technology professionals who deliver results through technology integration services. The Company is a provider of efficient database solutions. With an extensive technology background involving a number of Fortune 100 telecommunications and manufacturing companies, USIntertech offers unrivaled and deliverable solutions.

         Frank Kwong received his BSc in Mechanical Engineering in 1974, and his MSc in 1976 from the University of Minnesota. He resides with his family in Plano, Texas.

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Item 10. EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2003. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the beneficial ownership as of December 31, 2003, of the Common Stock by (1) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and
(3) all directors and officers of the Company as a group.

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

Name and address of Beneficial Owner                 Number of Shares (1)                Percent of Class
------------------------------------                 --------------------                ----------------

Cynthia Jared                                                 1,520,000                          12%
7451 NE 7th CT
Boca Raton, FL 33487

Teresa McKee
Address Unknown                                               1,520,000                          12%

All directors and executive officers                          None                               0%
as a group (4 persons)

----------------------
(1)      Based upon  13,002,000  shares of Common Stock  outstanding on December
         31, 2003.


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

3.3      By-Laws - Previously Filed.

4.1      Specimen of Common Stock Certificate - Previously Filed.

4.3 Form of Warrant Agreement, previously filed, incorporated by reference to Exhibit 10.2 to Form 8-K dated January 30, 2002 - Previously Filed.

10.1 License Agreement dated as of June 20, 2001 between WebIAm, Inc. as licensor, and WEBiX Inc. (the predecessor of the Company), as licensee-Previously Filed.

10.2 Amendment to License Agreement dated as of January 15, 2002 - Previously Filed.

10.3 Form of Lock-Up Agreement, incorporated by reference to Exhibit 4.1 to Form 8-K dated January 30, 2002 - Previously Filed.

10.4     Securities Repurchase Agreement - Previously Filed.

21       List of subsidiaries - None

31.1*    Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K filed in the fourth quarter of 2003

         There were no Form 8-K's filed during the quarter ended December 31, 2003.

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

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

                 Service                              2003            2002
                 ------------------------------   -------------   -------------
                 Audit Fees                        $     7,596     $    14,356
                 Audit-Related Services                      -               -

                 Tax Fees                                  130             234
                 All Other Fees                              -               -
                                                  -------------   -------------

                 Total                             $     7,726     $    14,590
                                                  =============   =============

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.


                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE X-CHANGE CORPORATION
                                  (Registrant)


Dated: March 24, 2004                    By:/s/     Michael Sheriff
                                         Michael Sheriff, President and Chief
                                         Executive Officer
                                         (Principal Executive and Financial
                                         Officer)

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2003 and 2002...............................................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2003 and 2002...........................................................F - 3

Statement of Stockholders' Equity
 Period February 5, 1969 (inception) (unaudited) to December 31, 2003......................................F - 5

Statements of Cash Flows
  For the Years Ended December 31, 2003 and 2002...........................................................F - 9

Notes to Financial Statements.............................................................................F - 10

                          INDEPENDENT AUDITOR'S REPORT


The X-Change Corporation
(A Development Stage Company)


         We have audited the accompanying balance sheet of The X-Change Corporation (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and cash flows for the years ended and the cumulative since October 4, 2000 (inception of development stage) to December31, 2003, and the statement of stockholders' equity since February 5,1969 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and December 31, 2002 and the cumulative since October 4, 2000 (inception of development stage) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 24, 2004

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                  2003                  2002
                                                                           -------------------  --------------------
ASSETS:
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------

Total Assets                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                       $               926  $                  -
                                                                           -------------------  --------------------

          Total Current Liabilities                                                        926                     -
                                                                           -------------------  --------------------


Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at December 31, 2003 and 2002                                                    -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 13,002,000 and 22,540,000
   at December 31, 2003 and 2002                                                        13,002                22,540
  Paid-In Capital                                                                      580,796               564,282
  Retained Deficit                                                                    (536,688)             (536,688)
 Deficit Accumulated During Development Stage                                          (58,036)              (50,134)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                           (926)                    -
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $                 -  $                  -
                                                                           ===================  ====================










   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                   October 4,
                                                                                                     2000
                                                                For the Year Ended                Inception of
                                                                    December 31,                   Development
                                                      ---------------------------------------
                                                             2003                 2002               Stage
                                                      -------------------  ------------------  -----------------

Revenues                                              $                 -  $                -  $               -

Expenses:
   General & Administrative                                         7,902                   -             58,036
                                                      -------------------  ------------------  -----------------

Operating Loss                                                     (7,902)                  -            (58,036)
                                                      -------------------  ------------------  -----------------

Other Income (Expense):
   Interest                                                             -                   -                  -
                                                      -------------------  ------------------  -----------------

     Net Income (Loss)                                $            (7,902) $                -  $         (58,036)
                                                      ===================  ==================  =================

Earnings per Share, Basic & Diluted                   $                 -  $                -
                                                      ===================  ==================

Weighted Average Shares Outstanding                            22,444,620          22,540,000
                                                      ===================  ==================















   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2003

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                              Preferred Stock          Common Stock           Paid-In      Retained      Development
                                            Shares     Par Value      Shares     Par Value     Capital      Deficit        Stage
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance at February 5, 1969
(inception)                                     --     $     --           --     $     --     $     --     $     --      $     --

June 11, 1969 Issuance of Stock
  for cash                                      --           --            928            1      102,154         --            --
Issuance of stock for services                  --           --             50         --          6,137         --            --
Net Loss 1969 to 1993                           --           --           --           --           --       (171,352)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1993
(unaudited)                                     --           --            978            1      108,291     (171,352)         --

Net Loss                                        --           --           --           --           --        (40,337)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1994                    --           --            978            1      108,291     (211,689)         --

Issuance of stock for services                  --           --         48,200           48        3,676         --            --
Net Income                                      --           --           --           --           --         99,673          --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1995
and 1996                                        --           --         49,178           49      111,967     (112,016)         --

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                              Preferred Stock          Common Stock           Paid-In      Retained      Development
                                            Shares     Par Value      Shares     Par Value     Capital      Deficit        Stage
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Issuance of stock for services                  --     $     --        157,143   $      157   $   36,473   $     --      $     --
Net Loss                                        --           --           --           --           --        (36,630)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1997                    --           --        206,321          206      148,440     (148,646)         --

Issuance of stock for services                  --           --        119,636          120       27,767         --            --
Net Loss                                        --           --           --           --           --        (27,887)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1998                    --           --        325,957          326      176,207     (176,533)         --

Return of shares to treasury                    --           --        (85,957)         (86)          86         --            --
Issuance of stock for services                  --           --      2,760,000        2,760      221,490         --            --
Net Loss                                        --           --           --           --           --       (224,250)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 1999
as originally reported                          --           --      3,000,000        3,000      397,783     (400,783)         --

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                              Preferred Stock          Common Stock           Paid-In      Retained      Development
                                            Shares     Par Value      Shares     Par Value     Capital      Deficit        Stage
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
50:1 reverse stock split                        --     $     --     (2,940,000) $(2,940) $         2,940   $     --      $     --
4:1 forward stock split                         --           --        180,000          180         (180)        --            --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Restated balance at December 31,
                                   1999         --           --        240,000          240      400,543     (400,783)         --

Issuance of stock for cash                      --           --     14,300,000       14,300       60,700         --            --
Issuance of stock for services                  --           --      8,000,000        8,000       82,000         --            --

Net Loss                                        --           --           --           --           --       (135,905)      (44,357)
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2000                    --           --     22,540,000       22,540      543,243     (536,688)      (44,357)

Net Loss                                        --           --           --           --           --           --          (5,777)
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2001                    --           --     22,540,000       22,540      543,243     (536,688)      (50,134)

Contributed Capital                             --           --           --           --         21,039         --            --
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2003
                                   (Continued)

                                                                                                                          Deficit
                                                                                                                        Accumulated
                                                                                                                          Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                              Preferred Stock          Common Stock           Paid-In      Retained      Development
                                            Shares     Par Value      Shares     Par Value     Capital      Deficit        Stage
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance at December 31, 2002                    --     $     --     22,540,000   $   22,540   $  564,282   $  536,688    $  (50,134)

December 31, 2003, Shares
  Cancelled                                     --           --     (9,538,000)      (9,538)       9,538         --            --

Contributed Capital                             --           --           --           --          6,976         --            --
Net Income (Loss)                               --           --           --           --           --           --          (7,902)
                                          ----------   ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2003                    --     $     --     13,002,000   $   13,002   $  580,796   $  536,688    $  (58,036)
                                          ==========   ==========   ==========   ==========   ==========   ==========    ==========






   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                                     Since
                                                                                                                   October 4,
                                                                                                                      2000
                                                                                 For the Year Ended               Inception of
                                                                                    December 31,                  Development
                                                                        -------------------------------------
                                                                               2003                2002              Stage
                                                                        ------------------   ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $           (7,902)  $              -  $          (58,036)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Increase (Decrease) in Accounts Payable                                                926             (1,218)             30,021
                                                                        ------------------   ----------------  ------------------

Net Cash Used in Operating Activities                                               (6,976)            (1,218)            (28,015)
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities                                                -                  -                   -
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net Shareholder Loans                                                               -            (19,821)                  -
     Capital Contributed                                                             6,976             21,039              28,015
                                                                        ------------------   ----------------  ------------------

Net Cash Provided by Financing Activities                                            6,976              1,218              28,015
                                                                        ------------------   ----------------  ------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                                              -                  -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                                 -                  -                   -
                                                                        ------------------   ----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                      $                -   $              -  $                -
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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $58,000 for the period from October 4, 2000 (inception of development stage) to December 31, 2003, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company repurchased its shares and disposed of WEBiX and reentered the development stage.

Nature of Business

         The Company has no products or services as of December 31, 2003. On February 9, 2004, the Company formed a wholly owned subsidiary, Air Gate Technologies, Inc. ("Air Gate"), for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification").

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2003 and 2002.

NOTE 2 - INCOME TAXES

         As of December 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $594,123 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of December 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - STOCK TRANSACTIONS

         On December 31, 2003, certain shareholders contributed back to capital.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

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

         On March 13, 2003, the Company rescinded its agreement with X-Change Technologies. The rescission, essentially, resulted in the return of all X-Change Corporation's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company's debt immediately prior to closing. The rescission effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company prior to January 15, 2002. As a result, 15,062,000 shares of common stock and 5,000,000 shares of preferred stock were returned to treasury and the Company had 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the X-Change Technologies Corp. acquisition on January 15, 2002. All lock-up agreements pertaining to these shares were released effective with the closing.

NOTE 8 - SUBSEQUENT EVENTS

         On February 9, 2004, the Company formed a wholly owned subsidiary, Air Gate Technologies for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally radio frequency identification.

         Concurrent with the formation of the subsidiary Michael Sheriff was engaged to be the a new President, CEO, treasurer and chairman of the board. In exchange for his services, Mr Sheriff received an option to purchase 12,000,000 shares of common stock at the market price on the date of his engagement.