Form 10QSB
period 2004-03-31
X-CHANGE CORP
filed 2004-05-13
CIK 54424

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended March 31, 2004

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

                        Commission file number 002-41703

                            THE X-CHANGE CORPORATION
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                               90-0156146
--------------------------------------------------------------------------------
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

                100 Allentown Parkway, Suite 110, Allen, TX 75002
                    (Address of principal executive offices)

                                 (972) 390-0750
                            Issuer's telephone number




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 11, 2004 17,017,000


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                                      PART I
Item 1.  Financial Statements

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                  2004                  2003
                                                                           -------------------  --------------------
ASSETS
Current Assets:
     Cash                                                                  $            14,294  $                  -
     Deposits                                                                            2,500                     -
     Employee Advances                                                                     200                     -
                                                                           -------------------  --------------------
Total Current Assets                                                                    16,994                     -
                                                                           -------------------  --------------------

Fixed Assets:
     Office Equipment                                                                    4,762                     -
     Furniture and Fixtures                                                             14,000                     -
     Less: Accumulated Depreciation                                                       (772)                    -
                                                                           -------------------  --------------------
Net Fixed Assets                                                                        17,990                     -
                                                                           -------------------  --------------------

TOTAL ASSETS                                                               $            34,984  $                  -
                                                                           ===================  ====================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                  2004                  2003
                                                                           -------------------  --------------------

LIABILITIES
Current Liabilities:
     Accounts Payable                                                      $               970  $                926
                                                                           -------------------  --------------------
Total Current Liabilities                                                                  970                   926
                                                                           -------------------  --------------------

Non-Current Liabilities:
     Shareholder Loans                                                                  50,377                     -
                                                                           -------------------  --------------------
Total Non-Current Liabilities                                                           50,377                     -
                                                                           -------------------  --------------------

TOTAL LIABILITIES                                                                       51,347                   926
                                                                           -------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at March 31, 2004 and December 31, 2003                                      -                     -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 13,002,000
       at March 31, 2004 and December 31, 2003                                          13,002                13,002
     Common Stock to be Issued, 15,000 and 0                                                15                     -
     Paid-In Capital                                                                   589,781               580,796
     Retained Deficit                                                                 (536,688)             (536,688)
     Deficit Accumulated During Development Stage                                      (82,473)              (58,036)
                                                                           -------------------  --------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                   (16,363)                 (926)
                                                                           -------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                           $            34,984  $                  -
                                                                           ===================  ====================






                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  October 4,
                                                                                                     2000
                                                            For the Three Months Ended           Inception of
                                                                     March 31,                    Development
                                                             2004                 2003               Stage
                                                      -------------------  ------------------  -----------------

Revenues                                              $                 -  $                -  $               -

Expenses:
   General & Administrative                                        24,060                 625             82,096
                                                      -------------------  ------------------  -----------------

Operating Loss                                                    (24,060)               (625)           (82,096)
                                                      -------------------  ------------------  -----------------

Other Income (Expense):
   Interest                                                          (377)                  -               (377)
                                                      -------------------  ------------------  -----------------

     Net Income (Loss)                                $           (24,437) $             (625) $         (82,473)
                                                      ===================  ==================  =================

Earnings per Share, Basic & Diluted                   $                 -  $                -
                                                      ===================  ==================

Weighted Average Shares Outstanding                            13,002,000          22,540,000
                                                      ===================  ==================












                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Three Months Ended          Inception of
                                                                               March 31,                    Development
                                                                 --------------------------------------
                                                                        2004                2003               Stage
                                                                 ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                 ------------------  ------------------  -----------------
Net Income (Loss)                                                $          (24,437) $             (625) $         (82,473)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation                                                                    772                   -                772

Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                              (2,500)                  -             (2,500)
(Increase) Decrease in Employee Advances                                       (200)                  -               (200)
Increase (Decrease) in Accounts Payable                                          44                   -             30,065
Increase (Decrease) in Accrued Interest                                         377                   -                377
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                       (25,944)               (625)           (53,959)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment                                                 (4,762)                  -             (4,762)
Purchase of Furniture and Fixtures                                           (5,000)                  -             (5,000)
                                                                 ------------------  ------------------  -----------------

Net Cash Provided by Investing Activities                                    (9,762)                  -             (9,762)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Shareholder Loan                                          50,000                   -             50,000
     Capital Contributed                                                          -                 625             28,015
                                                                 ------------------  ------------------  -----------------

Net Cash Provided by Financing Activities                                    50,000                 625             78,015
                                                                 ------------------  ------------------  -----------------


Net (Decrease) Increase in Cash                                              14,294                   -             14,294
Cash at Beginning of Period                                                       -                   -                  -
                                                                 ------------------  ------------------  -----------------

Cash at End of Period                                            $           14,294  $                  -$          14,294
                                                                 ==================  ==================  =================
                                      F-5

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Three Months Ended          Inception of
                                                                               March 31,                    Development
                                                                 --------------------------------------
                                                                        2004                2003               Stage
                                                                 ------------------  ------------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                       $                -  $                -  $               -

  Franchise and income taxes                                     $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 15, 2004, the Company acquired furniture and fixtures totaling $9,000 for 15,000 shares of common stock.



















                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $83,000 for the period from October 4, 2000 (inception of development stage) to March 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On February 9, 2004, the Company formed a wholly owned subsidiary, Air Gate Technologies, Inc.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2004. On February 9, 2004, the Company formed a wholly owned subsidiary, Air Gate Technologies, Inc. ("Air Gate"), for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification").

Principals of Consolidation

         The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiary AirGate Technologies, Inc. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------

Office equipment                                            5 years
Furniture and Fixtures                                      5 years


Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 4 - COMMITMENTS

         On March 2, 2004, the Company entered into a lease for office space. The rental charges are approximately $2,500 per month commencing March 1, 2004. The lease expires August 31, 2004.

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

         On March 15, 2004, the Company acquired furniture and fixtures totaling $9,000 for 15,000 shares of common stock. As of March 31, 2004, the Company has not issued these shares.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - STOCK OPTIONS

         On January 6, 2004, the Company granted its President Michael Sheriff, an option to purchase up to 12,000,000 shares of Common Stock at the purchase price of $0.05 per share. The options are exercisable beginning after March 1, 2004 and on or before March 31, 2009. No compensation recorded because the exercise price was equal to the market price on the day of the grant.

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

NOTE 9 - SUBSEQUENT EVENTS

         On April 26, 2004, the Company's president surrendered his stock options contract for 12,000,000 common shares in exchange for the issuance of 4,000,000 shares of common stock.

Item 2.  Management's Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation

Airgate Technologies is a development stage company specializing in wireless technologies. The company designs and develops applications utilized in RFID ("radio frequency identification") deployments. Airgate delivers RFID solutions in selected vertical markets built around a data management and integration strategy. This strategy is designed to ensure rapid market penetration and maximum return on investment.

The X-Change Corporation's business model consists of several key differentiators that, management feels, will set it apart from its competition. The Company's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic acquisitions of other RFID opportunities whose business plans and operations are complementary; (2) Consolidating redundant functions, such as network operations, billing and accounting and customer support; standardizing on technology and selected vendors; (3) Partnering with RFID solution providers, both hardware and software; (4) Partnering with industry organizations, highlighting AirGate's wireless RFID solutions; and (5) Building a recognizable brand identity for its Matrix Analytic Engines.

The Smart Label, also known as an RFID tag, is an evolving auto-identification technology that is quickly being adopted by suppliers of all sizes. Wal-Mart, the U.S. Department of Defense and Target have mandated that suppliers employ RFID tags for their supply chain. RFID promises vast benefits, such as increased security and theft protection, reduced labor costs, better supply chain visibility and improved product availability and brand loyalty.

Because of current RFID mandates from diverse sources, such as retailer Wal-Mart, the Department of Defense, and the expected surge of RFID deployments, a process to ingest huge amounts of data, understand the data, present the data and detect non-compliance is required in the real-time. It is AirGate's intent to create a core network appliance, a 'matrix analytic engine,' that can be customized for the unique requirements of various vertical industries, retail, manufacturing, health, etc. AirGate will rely upon its extensive database and telecommunication competencies, plus its offshore capability to provide unparalleled services and capabilities to analyze, interpret and manage complex data, such as found in RFID.

Tornado, a core component of the Matrix Analytics Engine, is .Net enabled and, in production, is faster and offers more functionality than comparable products. A new feature, J2EE, will give Tornado a cross platform presence, and provides customers a migration path to or from Unix environments. Tornado is currently installed in over 1,200 accounts worldwide. AirGate Technologies holds an exclusive license to Tornado for incorporation into Matrix Analytics for RFID implementations. The Company believes that its Matrix Analytic Engine places it ahead of its competitors and is unique in addressing the complexities of reader interface and data management in an environment with unsettled standards and evolving technology.

AirGate has assembled a quality team to execute its business plan. Our principals have been providing bar code printing solutions to supply chain and logistic operations. Formerly, an IBM Business Partner focused on the IBM 4400 Thermal Printer, our principals have designed, sold and installed thermal printer bar code solutions at Standard Motor Products (Four Seasons division), Anderson Merchandisers, By-Design Importers, Farmers Cotton, Guide Corporation and Lion Vallen (Department of the Army).

Airgate Technologies' engineers were previously employed directly in telecom and wireless or as outside consultant/contractors, and have interacted on a number of development projects. Their experience includes network integration and control systems, VoIP, database development and major application development in Windows and Unix environments. Our engineers have developed and deployed large-scale network management systems involving complex hardware, distributed nodes and simultaneous real-time events emanating from various data sources, including devices, user interactions and alarms. This involved auto-discovery of IP-addressed devices and high-level presentation of the data through a GUI interface to users. Since the late 90's, our principal engineers have been providing services and solutions to companies such as Lucent, Nortel, WorldCom and Alcatel.

Management

Michael Sheriff

Michael Sheriff has over twenty-five years of experience in the computer and telecommunications industry. In 1998 Mr. Sheriff founded Net Access Exchange, Inc., dba YPAY. YPAY was a new Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections - the first broadband over narrowband advertising and entertainment network. YPAY utilized a patented message delivery system that supports true 1:1 targeting and allows local businesses, not just large multinational advertisers, to harness the power of the Internet with multi-media and market-targeting capabilities not available in any other advertising medium. YPAY was able to eliminate the problems associated with traditional web site, browser-based advertising.

In 1995, Mr. Sheriff founded CyberQuest -- a full-service Internet development company -- focusing its efforts on Internet commerce in the business-to-consumer and business-to-business marketplaces. The company also developed, implemented and maintained creative business Web sites, Intranets and databases for client companies. Under Mr. Sheriff's leadership, the company's Internet e- commerce flagship, bid4it, as well as its other e-commerce sites, were developed to bring shopping directly into customers' homes and offices utilizing a revolutionary new "bid-and-ask" matching technology. Mr. Sheriff sold CyberQuest in October 1998 to a NASD OTC:BB listed company. He then served as CEO of the public company, CBQ, Inc., as well as being Chairman of the company's Board of Directors.

In 1994, Mr. Sheriff founded and developed Good Stuff Cheap (GSC), a first to market Internet- based retail site. The company was the first to use intelligent shopping agents and was featured in Wired Magazine in December 1994. GSC was also featured on the Discovery Channel in December 1996.

Mr. Sheriff is also the former founder, President and CEO of Action Fax International, Inc. Action Fax operates one of the largest public fax/Internet Kiosk networks in the world with locations in most world airports.

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

Frank Kwong

Originally from Hong Kong, Frank Kwong immigrated to the U.S as a teenager. Mr. Kwong has had a life-long interest in computers, system design and program development, both as a user and hobbyist. He achieved U.S. citizenship and was educated as an engineer at the University of Minnesota. In 1976 he began his career with the Donaldson Corporation as an industrial engineer.

The Econotherm Corporation recruited Mr. Kwong in 1977. He was design engineer for the company's heat exchanger program. His responsibility included management of the FORTRAN- based computer design programs in an online time-share environment.

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

Mr. Kwong served as a staff engineer for GM in Detroit, MI. in 1984, where he began development of cutting-edge computer applications in image processing. Based upon needs he saw at GM, Mr. Kwong began development of ASP-db and took early retirement from GM in 1997. He formed FK & Associates and USIntertech, Inc. to market ASP-db, which was launched in February 1998. USIntertech is a technology service company maintaining a faculty of experienced information technology professionals who deliver results through technology integration services. The Company is a provider of efficient database solutions. With an extensive technology background involving a number of Fortune 100 telecommunications and manufacturing companies, USIntertech offers unrivaled and deliverable solutions. Its newest product, Tornado, a .Net compatible software environment, is installed in over 1,200 companies.

Frank Kwong received his BSc in Mechanical Engineering in 1974, and his MSc in 1976 from the University of Minnesota. He resides with his family in Plano, Texas.

Ivan Chow

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

The team has a mix of financial, technical, network, and wireless backgrounds as well as a strong emphasis on operations and marketing with such companies as Northern Telecom, CyberQuest, Sprint, MCI, ActionFax International, Inc., and Genuity. All are seasoned entrepreneurs.

        o         Seasoned Management Team
        o         Experienced Development Credentials
        o         Wireless & Telecom Background
        o         Hardware & Software Implementation
        o         Internet Pedigrees from 1993
        o         Start-up Entrepreneurs

Agents

AirGate Technologies has signed the following agents to represent it for RFID projects:

First Choice Corporation - Europe

Ky Lan L.L.C. - VietNam

Significant Contracts

Vung Tau Commercial Port - AirGate Technologies is the exclusive supplier of RFID (container tracking) to Vung Tau Commercial Port, Ho Chi Minh City, VietNam. The Company will begin implementation in August 2004.

Four Seasons, division of Standard Motor Products - AirGate Technologies is conducting a pilot study of RFID tagging of A/C compressors for inventory control, quality control and accurate shipping to customers.

Partnerships

AirGate Technologies has established VAR and RFID integrator agreements with the following RFID manufacturers:

Printronix -- Printronix, known for turning printers into business solutions, has developed an RFID product offering that will help users create and deploy RFID technology applications within their own environments. www.printronix.com.

IPico, Inc. -- iPico creates, develops and commercialises intellectual property for the identification and authentication markets providing RFID solutions to optimise the management of goods and people within the logistic supply chain. iPico's products solve authentication and identification problems where conventional technologies, like barcodes, are inappropriate, but it remains important to have effective traceability. iPico's technology is especially relevant where re-usability or compliance requirements exist in areas like border control, health and safety and bio-security. www.ipico.co.za

Results of Operations

         The Company had $24,060 and $625 in general and administrative expenses for the three month periods ended March 31, 2004 and 2003, respectively. For the quarters ended March 31, 2004 and 2003, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

         At March 31, 2004, the Company had total current assets of $16,994 and total assets of $34,984 as compared to $0 current assets and $0 total assets at December 31, 2003. The Company had a net working capital (deficit) of $16,024 at March 31, 2004 and ($926) at December 31, 2003.

         Net stockholders' equity (deficit) in the Company was and ($16,363) as of March 31, 2004 and ($926) at December 31, 2003.

         The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. On May 9, 2004, the Company signed a revolving line of credit promissory note for $500,000 with certain shareholders. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

         The following exhibits are included as part of this report:

Exhibit
Number   Title of Document


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         Reports

         On February 13, 2004, the Company filed a current report under Item 1 to announce the creation of its wholly owned subsidiary AirGate Technologies, Inc. and the engagement of Michael Sheriff as the Company's new Chairman of the Board, President, CEO and Treasurer.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 12, 2004

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: May 12, 2004                    By:/s/     Michael Sheriff
                                      -----------------------------------
                                      Michael Sheriff, President, Chief
                                      Executive Officer , Treasurer and Chairman
                                     (Principal Executive and Financial Officer)