Form 10QSB
period 2004-06-30
X-CHANGE CORP
filed 2004-08-11
CIK 54424

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

[   ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from — — — to — — — .

Commission file number 002-41703

THE X-CHANGE CORPORATION
(Exact name of small business issuer as
specified in its charter)

NEVADA	90-0156146
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

100 Allentown Parkway, Suite 110, Allen, TX 75002
(Address of principal executive offices)

(972) 747-0051
Issuer’s telephone number

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: June 30, 2004 17,102,000

        Transitional Small Business Disclosure Format (Check One). Yes    ; No X

PART I

Item 1. Financial Statements

THE X-CHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$38	$--
Deposits	2,500	--
Employee Advances	433	--

Total Current Assets	2,971	--

Fixed Assets:
Office Equipment	9,029	--
Furniture and Fixtures	14,000	--
Less: Accumulated Depreciation	(1,785)	--

Net Fixed Assets	21,244	--

TOTAL ASSETS	$24,215	$--

THE X-CHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited) June 30, 2004	December 31, 2003
LIABILITIES
Current Liabilities:
Accounts Payable	$1,090	$926

Total Current Liabilities	1,090	926

Non-Current Liabilities:
Shareholder Loans	101,010	--

Total Non-Current Liabilities	101,010	--

TOTAL LIABILITIES	102,100	926

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Par Value $.001,
Series A Convertible - 5,000,000 Shares Authorized,
0 Issued at June 30, 2004 and December 31, 2003	--	--
Common Stock, Par value $.001, Authorized
100,000,000 Shares, Issued 17,102,000 and
13,002,000 at June 30, 2004 and December 31, 2003	17,102	13,002
Common Stock to be Issued, 15,000 and 0	15	--
Paid-In Capital	653,681	580,796
Retained Deficit	(536,688)	(536,688)
Deficit Accumulated During Development Stage	(211,995)	(58,036)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(77,885)	(926)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$24,215	$--

See accompanying notes

THE X-CHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Since October 4, 2000 Inception of Development
	2004	2003	2004	2003	Stage
Revenues	$--	$--	$--	$--	$--
Expenses
General & Administrative	128,014	5,725	152,074	6,350	210,110

Operating Loss	(128,014)	(5,725)	(152,074)	(6,350)	(210,110)

Other Income (Expense):
Interest	(1,508)	--	(1,885)	--	(1,885)

Net Loss	$(129,522)	$(5,725)	$(153,959)	$(6,350)	$(211,995)

Loss per Share, Basic &
Diluted	$(0.01)	$--	$(0.01)	$--

Weighted Average Shares
Outstanding	15,972,010	22,540,000	14,496,848	22,540,000

See accompanying notes

THE X-CHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		Cumulative Since October 4, 2000 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(153,959)	$(6,350)	$(211,995)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	1,785	--	1,785
Stock Issued for Services	68,000	--	68,000
Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits	(2,500)	--	(2,500)
(Increase) Decrease in Employee Advances	(433)	--	(433)
Increase (Decrease) in Accounts Payable	164	5,725	30,185
Increase (Decrease) in Accrued Interest	1,885	--	1,885

Net Cash Used in Operating Activities	(85,058)	(625)	(113,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Office Equipment	(9,979)	--	(9,979)
Sale of Office Equipment	950	950
Purchase of Furniture and Fixtures	(5,000)	--	(5,000)

Net Cash Provided by Investing Activities	(14,029)	--	(14,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Shareholder Loan	99,125	--	99,125
Capital Contributed	--	625	28,015

Net Cash Provided by Financing Activities	99,125	625	127,140

Net (Decrease) Increase in Cash	38	--	38
Cash at Beginning of Period	--	--	--

Cash at End of Period	$38	$--	$38

THE X-CHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Six Months Ended June 30,		Cumulative Since October 4, 2000 Inception of Development
	2004	2003	Stage
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$--	$--	$--
Franchise and income taxes	$--	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 15, 2004, the Company acquired furniture and fixtures totaling $9,000 for 15,000 shares of common stock.

See accompanying notes

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for The X-Change Corporation (A Development Stage Company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $212,000 for the period from October 4, 2000 (inception of development stage) to June 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

        The Company’s future capital requirements will depend on numerous factors including, but not limited to its development, acquisition and marketing of leading-edge wireless internet/networking technologies, principally RFID (“radio frequency identification”).

        These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

        If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

        The unaudited financial statements as of June 30, 2004 and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

        On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company rescinded in agreement with WEBiX and reentered the development stage.

        On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc.

        In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

        On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID (“radio frequency identification”). In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The VoIP telephone systems being offered by the Company’s ITT subsidiary allow traditional carriers and new voice entrants to build large distributed VoIP networks without central office equipment investment and architecture. The system is virtually a “plug-in” installation working with either LAN-based VoIP phones or PC-based softphones. Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its wholly owned subsidiary, AirGate Technologies, Inc. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems will assist AirGate Technologies in developing applications and aggressively capturing market share within this growing RFID market niche.

Principals of Consolidation

        The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiary AirGate Technologies, Inc. As of June 30, 2004, there was no activity in the two new subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

        Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Asset	Rate
Office equipment	3-5 years
Furniture and Fixtures	5 years

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

Stock Compensation for Non-Employees

        The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

        Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

NOTE 2 — INCOME TAXES

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

NOTE 3 — DEVELOPMENT STAGE COMPANY/ GOING CONCERN

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

NOTE 4 — COMMITMENTS

        On March 2, 2004, the Company entered into a lease for office space. The rental charges are approximately $2,500 per month commencing March 1, 2004. The lease expires August 31, 2004.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 5 — PREFERRED STOCK

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

        As of June 30, 2004, there are no preferred shares issued.

NOTE 6 — STOCK TRANSACTIONS

        On December 31, 2003, certain shareholders contributed back to capital.

        On March 15, 2004, the Company acquired furniture and fixtures totaling $9,000 for 15,000 shares of common stock. As of June 30, 2004, the Company has not issued these shares.

        On April 2, 2004, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.53 per share.

        On April 26, 2004, the Company’s president surrendered his stock options contract for 12,000,000 common shares in exchange for the issuance of 4,000,000 shares of restricted common stock. The shares are restricted for 2 years. In connection with issuance of the shares, $15,000 was recorded as consulting expense.

NOTE 7 — STOCK OPTIONS

        On January 6, 2004, the Company granted its President Michael Sheriff, an option to purchase up to 12,000,000 shares of Common Stock at the purchase price of $0.05 per share. The options are exercisable beginning after March 1, 2004 and on or before March 31, 2009. No compensation recorded because the exercise price was equal to the market price on the day of the grant. On April 26, 2004, the Company’s president surrendered his stock options contract for 12,000,000 common shares in exchange for the issuance of 4,000,000 shares of restricted common stock.

THE X-CHANGE CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(Unaudited)

NOTE 8 — MERGER/ACQUISITION

        On January 15, 2002, the Company and its newly created wholly owned subsidiary X-Change Technologies Corp, merged with WEBiX, Inc. (a Florida Corporation). As a result, the Company acquired the business and operations of WEBiX, in exchange for the issuance of a controlling interest in The X-Change Corporations’ shares to the former shareholders of WEBiX. Under the Plan of Merger, 24,000,000 shares of Common Stock, 4,000,000 shares of Series A Convertible Preferred Stock (convertible into 40,000,000 shares of Common Stock) and 40,000,000 warrants were issued. In addition, certain existing shareholders of the Company surrendered approximately 9,500,000 shares of Common Stock to treasury. In connection with this merger, the par value of the Series A Convertible Preferred Stock changed from $.01 to $.001.

        On March 13, 2003, the Company rescinded its agreement with X-Change Technologies. The rescission, essentially, resulted in the return of all X-Change Corporation’s assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company’s debt immediately prior to closing. The rescission effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company prior to January 15, 2002. As a result, 15,062,000 shares of common stock and 5,000,000 shares of preferred stock were returned to treasury and the Company now has 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the X-Change Technologies Corp. acquisition on January 15, 2002. All lock-up agreements pertaining to these shares were released effective with the closing.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Plan of Operation

The X-Change Corporation’s business model consists of several key differentiators that, management feels, will set it apart from its competition. The Company’s focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic acquisitions of other technology opportunities whose business plans and operations are complementary; (2) consolidating redundant functions, such as network operations, billing and accounting and customer support; (3) Partnering with other technology solution providers, both hardware and software, that can provide leverage for the Company’s activities; (4) Joining with industry organizations, highlighting the Company’s technology solutions; and (5) Building a recognizable brand identity for its operating subsidiaries.

Management

Michael Sheriff

Michael Sheriff has over thirty-five years of experience in the computer and Telecommunications industry. In 1998 Mr. Sheriff founded Net Access Exchange, Inc., dba YPAY. YPAY was a new Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections – the first broadband over narrowband advertising and entertainment network. YPAY utilized a patented message delivery system that supports true 1:1 targeting and allows local businesses, not just large multinational advertisers, to harness the power of the Internet with multi-media and market-targeting capabilities not available in any other advertising medium. YPAY was able to eliminate the problems associated with traditional web site, browser-based advertising.

In 1995, Mr. Sheriff founded CyberQuest — a full-service Internet development company — focusing its efforts on Internet commerce in the business-to-consumer and business-to-business marketplaces. The company also developed, implemented and maintained creative business Web sites, Intranets and databases for client companies. Under Mr. Sheriff’s leadership, the company’s e-commerce flagship, bid4it, as well as its other e-commerce sites, were developed to bring shopping directly into customers’ homes and offices, utilizing a revolutionary new “bid-and-ask” matching technology. Mr. Sheriff sold CyberQuest in October 1998 to a NASD OTC:BB listed company. He then served as CEO of the public company, CBQ, Inc., as well as being Chairman of the company’s Board of Directors.

In 1994, Mr. Sheriff founded and developed Good Stuff Cheap (GSC), a first to market Internet-based retail site. The company was the first to use intelligent shopping agents and was featured in

Wired Magazine in December 1994. GSC was also featured on the Discovery Channel in December 1996.

Mr. Sheriff is also the former founder, President and CEO of ActionFax International, Inc. Action Fax operates one of the largest public fax/Internet Kiosk networks in the world with locations in most world airports.

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

The Econotherm Corporation recruited Mr. Kwong in 1977. He was design engineer for the company’s heat exchanger program. His responsibility included management of the FORTRAN-based computer design programs in an online time-share environment.

Mr. Kwong joined the Cabot Corporation in the alloy products fabrication department as design engineer in 1978. His primary responsibility was ASME coded design. He obtained his Professional Engineer license in 1979 and was promoted to Engineering Manager.

In 1982, Mr. Kwong was employed by General Motors’ Delco division as project leader in semiconductor equipment design. He was the system manager for APPLICON CAD, a leading edge cad/cam development system. During this time, Mr. Kwong formed Computer Accessory Technology, which sold various TRS-80 products. The company was formed and operated with the permission of General Motors. Mr. Kwong served as a staff engineer for GM in Detroit, MI. in 1984, where he began development of cutting-edge computer applications in image processing. Based upon needs he saw at GM, Mr. Kwong began development of ASP-db and took early retirement from GM in 1997. He formed FK & Associates and USIntertech, Inc. to market ASP-db, which was launched in February 1998. USIntertech is a technology service company maintaining a faculty of experienced information technology professionals who deliver results through technology integration services. The Company is a provider of efficient database solutions. With an extensive technology background involving a number of Fortune 100 telecommunications and manufacturing companies, USIntertech offers unrivaled and deliverable solutions. Its newest product, Tornado, a .Net compatible software environment, is installed in over 1,200 companies.

Frank Kwong received his BSc in Mechanical Engineering in 1974, and his MSc in 1976 from the University of Minnesota. He resides with his family in Plano, Texas.

Ivan Chow

Ivan Chow has developed and implemented cutting edge software systems since 1990. In 1996, Mr. Chow founded a company, which was called IP Communications, and developed Voice IP gateway over the Internet. As the company’s chief technical officer, he directed the company to develop and file two patents on two technical procedures. Besides technical details, Mr. Chow also managed the venture in business and technical process integration. In 1998, IP Communications was sold to a then privately-held company called Ramp Networks, a Delaware corporation. The acquisition increased Ramp Networks’ asset value. After months of integration of IP Communications’ VoIP technology, Ramp Networks developed several VoIP related products, including Voice over ISDN and Voice over DSL. Ramp Networks went on to an IPO in 1999 and was acquired by Nokia in 2000.

Before IP Communications, Mr. Chow worked for Sprint beginning in 1994 and developed a middleware system called Distributed Computing Architecture(DCA). This middleware system, DCA, is still being used today within Sprint’s IT back-office, connecting Sprint’s PCS and Sprint’s Long Distance Division’s ordering systems. DCA shields the enterprise from different standards and systems. It allows distributed transactions to go across heterogeneous systems — MVS, AIX, HP-UX, Solaris and Windows-based systems.

After earning his MS degree in physics, Mr. Chow started working in 1990 in a world-class organization called SuperConducting Super Collider. In 1993, he developed a Yahoo!-like search engine within the organization only few months after he was introduced to the WWW protocol in a seminar at Fermi Labs by its creator, Tim Berners-Lee. Together with other physicists, Mr. Chow developed a real-time data collection system, processing data of petabyte range.

The team has a mix of financial, technical, network, and wireless backgrounds as well as a strong emphasis on operations and marketing with such companies as Northern Telecom, CyberQuest, Sprint, MCI, ActionFax International,Inc., and Genuity. All are seasoned entrepreneurs.

o o o o o o	Seasoned Management Team Experienced Development Credentials Wireless & Telecom Background Hardware & Software Implementation Internet Pedigrees from 1993 Start-up Entrepreneurs

Subsidiaries

AirGate Technologies is a development stage company specializing in wireless technologies. The company designs and develops applications utilized in RFID (“radio frequency identification”)deployments. AirGate delivers RFID solutions in selected vertical markets built around a data management and integration strategy. This strategy is designed to ensure rapid market penetration and maximum return on investment.

Because of current RFID mandates from diverse sources, such as retailer Wal-Mart, the Department of Defense, and the expected surge of RFID deployments, a process to ingest huge amounts of data, understand the data, present the data and detect non-compliance is required in the real-time. It is AirGate’s intent to create a core network appliance, a ‘matrix analytic engine,’ that can be customized for the unique requirements of various vertical industries, retail, manufacturing, health, etc. AirGate will rely upon its extensive database and telecommunication competencies, plus its offshore capability, to provide unparalleled services and capabilities to analyze interpret and manage complex data, such as found in RFID.

Tornado, a core component of the Matrix Analytics Engine, is .Net enabled and, in production, is faster and offers more functionality than comparable products. It provides a real-time Web interface and publishing engine for RFID generated data. Tornado is currently installed in over 1,200 accounts worldwide. The Company believes that its Matrix Analytic Engine addresses the complexities of reader interface and data management in an environment with unsettled standards and evolving technology. The Company holds a license to Tornado for use in its Matrix Analytic Engine.

AirGate has assembled a quality team to execute its business plan. Formerly, an IBM Business Partner focused on the IBM 4400 Thermal Printer, our principals have designed, sold and installed thermal printer bar code solutions, which has direct application for RFID.

In order to mitigate the possible slow roll-out of RFID solutions for the supply chain, AirGate continues to investigate unique, closed-loop applications for RFID technology, in order to leverage its growing experience. In May 2004, AirGate began a pilot study for a major automotive re- manufacturer for RFID tagging of air conditioning compressors for inventory control, quality control and to insure accurate shipping to customers. This involves tag selection, reader/antenna design and integration into existing legacy systems. In July 2004, AirGate Technologies initiated development of a RFID prototype application for use with automotive child safety seats. The AirGate ‘Smart Buckle’ will employ RFID to transmit a low-powered radio signal that will trigger an audible warning to the driver when it detects that a child is riding in a safety seat whose straps are not buckled, or if the safety seat buckle is not disengaged and child removed from the seat after the car is parked and the ignition is turned off. A patent application has been filed.

AirGate Technologies’ engineers were previously employed directly in telecom and wireless or as outside consultant/contractors, and have interacted on a number of development projects. Their experience includes network integration and control systems, VoIP, database development and major application development in Windows and Unix environments. Our engineers have developed and deployed large-scale network management systems involving complex hardware, distributed nodes and simultaneous real-time events emanating from various devices, user interactions and alarms. Since the late 90‘s, our principal engineers have been providing services and solutions to companies such as Lucent, Nortel, WorldCom and Alcatel.

In April 2004, AirGate announced opening an office in Shanghai, China. China represents a significant RFID opportunity, both internally within Chinese supply chains and logistic operations, but also as initial RFID tagging points for products destined for U.S. companies. David Ho has been named Managing Director for AirGate Technologies’ Chinese Operations. He will manage the Shanghai office and oversee all marketing and operational activities for AirGate Technologies in China. In July 2004, AirGate Technologies was approved by the People’s Republic of China for membership in the Technology and Service League – China EPC Working Group (Electronic Product Code). The China EPC Working Group of China Association for Standardization, established in March 2003 and consisting of industries and individuals engaged in RFID, is a not-for-profit organization initiated by China Association for Standardization (CAS). At present, the Working Group’s objectives include monitoring the EPC RFID technology and standard developments, informing and educating Chinese companies about EPC RFID, demonstrating key EPC RFID products in selected sectors, and providing technical and consulting services in EPC RFID arena.

In May 2004, AirGate recruited Michael J. Becker as General Manager and Director of Sales. Mr. Becker is the former Director of Sales for Clarisay, Inc., Sales Director for Ericsson, and major account manager for Nortel Networks. In addition, he has held product management positions with VMX, Inc. and Texas Instruments. Mr. Becker is a graduate of the University of Wisconsin with a Master of Science in Industrial Management.

Agents

AirGate Technologies has signed the following agents to represent it for RFID projects:

         First Choice Corporation – Europe

         R.F.I.D.        Associates – U.S.

         Ky Lan L.L.C. – VietNam

         TM Trading Company, Inc. – Pacific Rim

Partnerships

AirGate Technologies has established VAR and RFID integrator agreements with the following

RFID manufacturers:

Printronix — Printronix, known for turning printers into business solutions, has developed an RFID product offering that will help users create and deploy RFID technology applications within their own environments. www.printronix.com

IPico, Inc. — iPico creates, develops and commercialises intellectual property for the identification and authentication markets providing RFID solutions to optimise the management of goods and people within the logistic supply chain. iPico’s products solve authentication and identification problems where conventional technologies, like barcodes, are inappropriate, but it remains important to have effective traceability. iPico’s technology is especially relevant where re-usability or compliance requirements exist in areas like border control, health and safety and bio-security. www.ipico.co.za.

AirGate Technologies is a member of AimGlobal. Aim Inc. is the global trade association for the Automatic Identification and Data Capture (AIDC) industry.

Management believes that AirGate Technologies has positioned itself well in the RFID space for revenue generation. It has spent its time building a solid foundation of experience and contacts. AirGate has developed working relationships with other integrators and OEMs, as well as its integrator agreements with Printronix and iPico.

Innovative Telecommunication Technologies, Inc. (ITT)

On June 23, 2004, the Company formed a new subsidiary, Innovative Telecommunication Technologies, Inc. (ITT). ITT is a development company specializing in Voice Over Internet Protocol (VoIP) technology and bundled service distribution. ITT was created to capture the untouched market space for low-cost full-function telephone systems and enhanced service features used by small and medium sized businesses. ITT distributes a series of enterprise class VoIP iPBX telephone systems from Advanced IP Communications, Inc. which offer all the functionality of larger PBX telephone systems at a fraction of the price. These systems enable users to place phone calls over traditional analog lines, or leverage the power of the Internet for reliable local, regional and free long distance telephone service. The system is virtually a “plug-in” installation working with either LAN-based VoIP phones or PC-based softphones.

Advanced IP Communications, Inc., (AIP) specializes in Internet Protocol (IP) Packet Switching technology, enabling data and voice to be transferred reliably and affordably over broadband networks. In 2001, Computer Service Technology Inc., and Telenexus, Inc., two prominent engineering companies in computer memory testing devises and radio frequency ID (RFID) technology development, created AIP Communications to bring low cost Voice over Internet Protocol (VoIP) telecommunication products to the market through innovation and technology. AIP pioneered the first low-cost enterprise class VoIP PBX telephone systems with IP Packet Switching technology for Small and Medium Business users.

ITT has recruited Robert Stevenson to be General Manager of its Innovative Telecommunications Technologies subsidiary. Mr. Stevenson is a business development executive with 27 years experience in sales, management and operations. He previously served as General Manager, Communications Division, VCP International, Inc., National Sales Manager, ProNet Tracking Systems, Inc. (RF tracking systems) and U.S. Director of Sales, American Messaging Service, Inc.

OIL ID Systems, Inc.

In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc. OIL ID Systems, Inc. is an independent oil & gas exploration and production company with headquarters in Dallas, Texas. The principals involved in the company have 25 years of experience in the marketing of and exploration for petroleum products and services.

Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIl ID Systems as a compliment to its wholly owned subsidiary, AirGate Technologies, Inc.

Radio Frequency Identification is a technology that employs miniature radio transmitters in conjunction with microprocessors that can be utilized to track oil movement and migration and will be a valuable tool in assessing and identifying producing oil & gas formations prior to fracturing. RFID technologies can also be employed to keep track of movement and utilization of expensive oil field equipment. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems will assist AirGate Technologies in developing applications and aggressively capturing market share within this growing RFID market niche.

Dean Elliott, a thirty-year veteran of the petroleum industry, has been named President of the new subsidiary.

Results of Operations

        The Company had $128,014 and $152,074 in general and administrative expenses for the three and six month periods ended June 30, 2004, respectively and for the same periods in 2003 were $5,725 and $6,350. The significant increase in general and administrative expenses is due to the Company was dormant for most of 2003, and has just started working on a business plan. For the three and six months ended June 30, 2004 and 2003, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

Liquidity and Capital Resources

        At June 30, 2004, the Company had total current assets of $2,971 and total assets of $24,215 as compared to $0 current assets and $0 total assets at December 31, 2003. The Company had a net working capital (deficit) of $1,881 at June 30, 2004 and ($926) at December 31, 2003.

        Net stockholders’ equity (deficit) in the Company was and ($77,885) as of June 30, 2004 and ($926) at December 31, 2003.

        The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. On May 9, 2004, the Company signed a revolving line of credit promissory note for $500,000 with certain shareholders. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company’s ability to continue as a going concern, however, is dependent upon the Company’s ability to implement its business objectives in order to generate cash flow.

Item 3. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

        There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

        On April 2, 2004, the Company issued 100,000 shares of common stock for consulting services. The shares were valued at $0.53 per share.

        On April 26, 2004, the Company’s president surrendered his stock options contract for 12,000,000 common shares in exchange for the issuance of 4,000,000 shares of restricted common stock. The shares are restricted for 2 years. In connection with issuance of the shares, $15,000 was recorded as consulting expense.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

         Exhibits

        The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31.1 32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports

        No reports were filed on Form 8-k for the quarter ending June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 9, 2004

THE X-CHANGE CORPORATION
(Registrant)

DATE: August 9, 2004	By:/s/ Michael Sheriff Michael Sheriff, President, Chief Executive Officer , Treasurer and Chairman (Principal Executive and Financial Officer)