Form 10QSB
period 2004-09-30
X-CHANGE CORP
filed 2004-11-16
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                          2305 CEDAR SPRINGS, SUITE 275
                                DALLAS, TX 75205
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 747-0051
                            ISSUER'S TELEPHONE NUMBER

                100 ALLENTOWN PARKWAY, SUITE 110, ALLEN, TX 75002
                                (FORMER ADDRESS)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: SEPTEMBER 30, 2004 13,602,000


         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                  2004                  2003
                                                                           -------------------  --------------------
ASSETS
Current Assets:                                                            $                 -  $                  -
                                                                           -------------------  --------------------


TOTAL ASSETS                                                               $                 -  $                  -
                                                                           ===================  ====================

LIABILITIES
Current Liabilities:
     Accounts Payable                                                      $                 -  $                926
                                                                           -------------------  --------------------
Total Current Liabilities                                                                    -                   926
                                                                           -------------------  --------------------


TOTAL LIABILITIES                                                                            -                   926
                                                                           -------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at September 30, 2004 and
       December 31, 2003                                                                     -                     -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 13,602,000 and
       13,002,000 at September 30, 2004 and
       December 31, 2003                                                                13,602                13,002
     Common Stock to be Issued, 15,000 and 0                                                15                     -
     Paid-In Capital                                                                   657,181               580,796
     Retained Deficit                                                                 (536,688)             (536,688)
     Deficit Accumulated During Development Stage                                     (134,110)              (58,036)
                                                                           -------------------  --------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         -                  (926)
                                                                           -------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                           $                 -  $                  -
                                                                           ===================  ====================

                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              Cumulative
                                                                                                                Since
                                                                                                              October 4,
                                                                                                                 2000
                                              For the Three Months Ended     For the Nine Months Ended       Inception of
                                                September 30,                      September 30,             Development
                                            2004             2003             2004             2003             Stage
                                      ---------------- ----------------- --------------- ----------------- ----------------

Revenues                              $              - $               - $             - $               - $              -

Expenses
   General & Administrative                      4,575               626           8,759             6,976           66,795
                                      ---------------- ----------------- --------------- ----------------- ----------------

Net Loss from Continuing
   Operations                                   (4,575)             (626)         (8,759)           (6,976)         (66,795)
                                      ---------------- ----------------- --------------- ----------------- ----------------

Discontinued Operations
   Loss on Sale of AirGate                     (67,315)                -         (67,315)                -          (67,315)
                                      ---------------- ----------------- --------------- ----------------- ----------------

          Net Loss                    $        (71,890)$            (626)$       (76,074)$          (6,976)$       (134,110)
                                      ================ ================= =============== ================= ================

Loss per Share, Basic &
  Diluted                                            - $               - $         (0.01)$               -
                                      ================ ================= =============== =================

Weighted Average Shares
  Outstanding                               17,102,000        22,540,000      15,379,635        22,540,000
                                      ================ ================= =============== =================






                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Nine Months Ended           Inception of
                                                                             September 30,                  Development
                                                                 --------------------------------------
                                                                        2004                2003               Stage
                                                                 ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                 ------------------  ------------------  -----------------
Net Loss                                                         $          (76,074) $           (6,976) $        (134,110)

Adjustments to reconcile net loss to
  net cash Provided by operating activities:
      Stock Issued for Services                                               3,000                   -              3,000

Change in Operating Assets and Liabilities:
Net Loss from Discontinued Operations                                        67,315                   -             67,315
Increase (Decrease) in Accounts Payable                                        (926)              6,351             29,095
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                        (6,685)               (625)           (34,700)
Net Cash From Discontinued Activities                                         6,685                   -              6,685
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                             -                (625)           (28,015)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Provided by Investing Activities                                         -                   -                  -
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital Contributed                                                          -                 625             28,015
                                                                 ------------------  ------------------  -----------------

Net Cash Provided by Financing Activities                                         -                 625             28,015
                                                                 ------------------  ------------------  -----------------


Net (Decrease) Increase in Cash                                                   -                   -                  -
Cash at Beginning of Period                                                       -                   -                  -
                                                                 ------------------  ------------------  -----------------

Cash at End of Period                                            $                -  $                -  $               -
                                                                 ==================  ==================  =================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Nine Months Ended           Inception of
                                                                             September 30,                  Development
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------

None.




















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $134,000 for the period from October 4, 2000 (inception of development stage) to September 30, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to its development and acquisition of oil and gas properties.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

         The unaudited financial statements as of September 30, 2004 and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc. Subsequently on September 30, 2004 the Company sold 100% of its ownership

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation (Continued)

in the Company to Michael Sheriff.

         In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc.

Nature of Business

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The VoIP telephone systems being offered by the Company's ITT subsidiary allow traditional carriers and new voice entrants to build large distributed VoIP networks without central office equipment investment and architecture. The system is virtually a "plug-in" installation working with either LAN-based VoIP phones or PC-based softphones. Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its wholly owned subsidiary, AirGate Technologies, Inc. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems will assist AirGate Technologies in developing applications and aggressively capturing market share within this growing RFID market niche.

         On September 30, 2004, the Company decided that the business plan of AirGate could not be advanced and decided to discontinue its efforts with this plan and disposed of AirGate.

         In connection with a share purchase agreement with Kolt Oil and Gas, the Company decided to look into the oil and gas industry. The Company's primary objective is to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects in Texas that do not meet the requirements of the larger producers and developers.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principals of Consolidation

         The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiaries AirGate Technologies, Inc., Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated. On September 30, 2004, the AirGate Technologies was sold and thus is not included in the consolidation.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2004, all activities of the Company have been conducted from corporate officers either from their home or business offices. There are no commitments for future use of the facilities.

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

         As of September 30, 2004, there are no preferred shares issued.

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

         On September 30, 2004, the Company sold 100% of its AirGate, a wholly owned subsidiary, shares in exchange for return of 3,500,000 of its common shares. These shares were returned to treasury and subsequently canceled.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
                                   (Unaudited)

NOTE 7 - CONTINGENCIES

         On September 30, 2004, the Company entered into a recision agreement with Michael Sheriff and AirGate Technologies, Inc. whereby 100% of AirGates stock owned by X-Change Corporation would be sold to Michael Sheriff in exchange for the return of 3,500,000 common shares of X- Change Corporation's stock. As part of the purchase price, X-Change Corporation is entitled to 15 percent of the net proceeds resulting from contracts with Standard Motor Products, Medtronics - Cranial and Spinal Division, Borden Chemical and proceeds from the sale or license of the Child Safety Seat technology.

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

NOTE 9 - SUBSEQUENT EVENTS

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, whereby it will acquire the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. The acquisition is expected to close November 19, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATION

The X-Change Corporation's business model consists of several key differentiators that, management feels, will set it apart from its competition. The Company's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic acquisitions of other oil & gas exploration and production company opportunities whose business plans and operations are complementary; (2) consolidating redundant functions, such as oilfield operations, billing and accounting and customer support; (3) Partnering with other oil and gas exploration and production company software, that can provide leverage for the Company's activities; (4) Joining with energy industry organizations, highlighting the Company's technology solutions and oil and gas expertise and (5) Building a recognizable brand identity for its operating subsidiaries.

MANAGEMENT

DEAN L. ELLIOTT

Dean L. Elliott holds a Bachelor of Arts degree from the University of Texas. Mr. Elliott has over 25 years experience in the oil and gas industry. The first 15 years was spent in the crude oil marketing division of Tesoro Petroleum Corp.
(NYSE), Mitsuri & Co. (NYSE) subsidiary of Avant Petroleum and Adams Resources, Inc. (AMEX) subsidiary Gulfmark Energy, Inc. where the negotiated purchase and sales and logistics movements of millions of barrels of oil. From 1991 to present, Mr. Elliott has acted as president of Independent oil Companies Kolt Oil & Gas, Inc. and PRL Oil Company, Inc. His responsibilities include seeking, securing, and overseeing exploration projects, producing oil and gas property acquisitions, raising necessary capital from private investors, supervision of pumpers, field personnel, administrative staff dealing with entering into contacts and all other aspects of operations from prospects to pipeline.

BERT MAXWELL

Mr. Maxwell has been actively involved in all aspects of corporate financing for the last 25 years. Mr. Maxwell has been responsible for providing 30 million dollars in private investment in the oil & gas industry over the past 10 years. Previously to his participation in the oil & gas industry, Mr. Maxwell arranged financing for the real estate industry totaling 2 billion dollars and consulted and advised on every aspect of the transaction. Mr. Maxwell attended the University of North Texas.

ROBERT BARBEE

Robert Barbee holds a Business Degree from Kilgore College in 1992. He has 13 years experience in oil and gas operations having worked with a fortune 500 energy companies supervising field operations with production if 1,000 barrels of oil per day in the East Texas Field Mr. Barbee currently operates over 30 oil and gas wells in East Texas for Kolt oil and gas, Inc. while maintaining executive position with Oil Patch and Supply Company, a large oil field distributor to major and large independent oil and gas operations in Kilgore, Texas.


MICHAEL P. MCINERNEY

Michael P. McInerney joined the company on October 21, 2004 as a consultant, through his company Energy Advisors, Inc., and will be coordinating corporate development. Mr. McInerney brings 30 years experience to the company with emphasis on North American oil & natural gas markets and foreign exploration and production. Past experience includes executive officer positions with two major New York Stock Exchange listed companies, overseeing corporate development and investor relations and serving on the board of directors of Canadian and European subsidiaries of US based international energy concerns.

In 1994,  Mr.  McInerney  formed Energy  Advisors,  Inc.,  an energy  consulting concern, representing U.S. and international exploration and production companies. Mr. McInerney conducted meeting, developed presentation material coordinated field trips to the Far East, U.S. and Canada, Europe and South America for institutional investors and was successful in arranging private investor financing.

Mr. McInerney holds a BBA from the University of Michigan and is a member of the American Institute of Certified Public Accountants. His distinguished credentials included past President of Petroleum Investor Relations Association and Institute of Management Accountants. He is highly regarded by his peers and his outstanding achievements and long time contacts will compliment and contribute significantly to the goals set forth for the continued future growth and success of The X- Change Corporation.

BILL BOTTO

William (Bill) Botto holds degrees in both Biology, with an emphasis in microbiology, and Petroleum Geology. Mr. Botto is also a Registered Professional Geologist in the state of Texas.

Mr. Botto has over 23 years experience in the oil & gas industry. His experience ranges from frontier exploration in the East Texas Cretaceous carbonates and sands to the tertiary sands of offshore Texas and Louisiana. He has worked for Placid Oil Co., Sage Energy Co., and SPG Exploration. In 1991 he co-founded Micro-TES, Inc. Micro-TES' primary focus is designing biological products for enhancing oil production (Microbial Enhanced Oil Recovery, "MEOR"), bioremediation, and related products.

Currently he is involved in oil recovery projects in the USA, China, Russia, and the Athabasca TAR sands in western Canada.

Mr. Botto is an active member of the AAPG (American Association of Petroleum Geology) and the American Society of Microbiology.

OIL ID SYSTEMS, INC.

In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc. OIL ID Systems, Inc. is an independent oil & gas exploration and production company with headquarters in Dallas, Texas. The principals involved in the company have 25 years of experience in the marketing of and exploration for petroleum products and services.

Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its oilfield operations.

Radio Frequency Identification is a technology that employs miniature radio transmitters in conjunction with microprocessors that can be utilized to track oil movement and migration and will be a valuable tool in assessing and identifying producing oil & gas formations prior to fracturing. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems will assist in discovering additional oil and gas reserves.

Dean Elliott, a twenty-five year veteran of the petroleum industry, has been named President of the new subsidiary.

The Company had $4,575 and $8,759 in general and administrative expenses for the three and nine month periods ended September 30, 2004, respectively and for the same periods in 2003 were $626 and $6,976. The increase in general and administrative expenses is due to the fact that the company was dormant for most of 2003, and has just started working on a business plan. For the three and nine months ended September 20, 2004 and 2003, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the company.

RESULTS OF OPERATIONS

         The Company had $4,575 and $8,759 in general and administrative expenses for the three and nine month periods ended September 30, 2004, respectively and for the same periods in 2003 were $626 and $6,976. The increase in general and administrative expenses is due to the Company was dormant for most of 2003, and has just started working on a business plan. For the three and nine months ended September 30, 2004 and 2003, the Company had no revenues. Losses on operations will continue until sufficient revenues can be achieved from the various business units of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004 and December 31, 2003, the Company had no assets. The Company had a net working capital (deficit) of $0 at September 30, 2004 and ($926) at December 31, 2003.

         Net stockholders' equity (deficit) in the Company was and $0 as of September 30, 2004 and ($926) at December 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

         On September 30, 2004, the Company sold 100% of its AirGate, a wholly owned subsidiary, shares in exchange for return of 3,500,000 of its common shares. These shares were returned to treasury and subsequently canceled.
Item 3.  Defaults Upon Senior Securities

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On September 30, 2004, Michael Sheriff resigned President, Chief Executive Officer , Treasurer and Chairman and Dean Elliott was appointed as new CEO and President and Robert Barbee and Bert Maxwell were appointed as new directors of the Company.

On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, whereby it will acquire the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. The acquisition is expected to close November 19, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

         REPORTS

         No reports were filed on Form 8-k for the quarter ending September 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 15, 2004

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: November 15, 2004                       By:/s/     Dean Elliott
     -------------------------------          ------------------------------
                                              Dean Elliott, President, Chief
                                              Executive Officer and Chairman
                                              (Principal Executive Officer)


                                              By: /s/ Bert Maxwell
                                              Bert Maxwell, Secretary/Treasurer
                                              (Principal Executive Officer)