Form 10KSB
period 2004-12-31
X-CHANGE CORP
filed 2005-04-14
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

Commission file number                                  002-41703

                            THE X-CHANGE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                    90-0156146
---------------------------------------     ------------------------------------

(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

                        100 Allentown Parkway, Suite 110
                                Allen, TX 75002
               (Address of principal executive offices)(Zip Code)


                                 (972) 747-1206
                (Issuer's telephone number, including area code)

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

State issuer's revenues for its most recent fiscal year:  $37,439

As of March 15, 2005, there were approximately 14,752,000 shares of Common Stock outstanding, of which 13,752,000 were held by non-affiliates. The aggregate market value of Common Stock (based upon the average of the bid and asked prices on March 15, 2005) held by non-affiliates was approximately $29,000,000.

Documents incorporated by reference:  None.
Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                                           PAGE
                                     PART I

ITEM  1. Description of Business............................................................  3

ITEM  2. Description of Property............................................................  5

ITEM  3. Legal Proceedings..................................................................  5

ITEM  4. Submission of Matters to a Vote of Security Holders................................  5

                                     PART II

ITEM  5. Market for Common Equity and Related Stockholder Matters...........................  5

ITEM  6. Management's Discussion and Analysis or Plan of Operation..........................  6

ITEM  7. Financial Statements...............................................................  7

ITEM  8. Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure.................................................  7

ITEM  8a.  Controls and Procedures..........................................................  7

ITEM  8b.  Other Information   .............................................................  8

                                    PART III

ITEM  9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act........................  8

ITEM  10.  Executive Compensation........................................................... 10

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management................... 10

ITEM  12.  Certain Relationships and Related Transactions................................... 10

ITEM  13.  Exhibits and Reports on Form 8-K................................................. 11

ITEM  14. Principal Accountant Fees and Services ........................................... 12

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

ITEM 1   DESCRIPTION OF BUSINESS

ORGANIZATION AND HISTORY: The Company was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. The company was organized to seek merger and/or acquisition candidates. In this respect the Company has engaged in numerous transactions since inception and is now intent on continuing to acquire interests in oil and gas opportunities that management believes will generate significant operating revenues and a return on investment to shareholders using the "Paragon" technology discussed below.

The Company, since inception, has had as its principal business purpose the identification of and capitalization on business opportunities. In furtherance of this, the Company has made a number of acquisitions during its existence. Specifically during the past three years, the Company acquired the business and operations of WEBiX on January 15, 2003, in exchange for securities. On March 13, 2003, the Company rescinded its agreement with WEBiX and reentered the development stage.

On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). On September 30, 2004, the Company decided that the business plan of AirGate could not be advanced and should be discontinued. The Company sold AirGate to its founder, Michael Sheriff, in exchange for the return of 3,500,000 common shares of the Company's common stock. The Company retained a 15 percent net proceeds interest from Air Gate contracts with Standard Motor Products, Medtronics - Cranial and Spinal Division, Borden Chemical and child safety seat technology.

In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc., which subsequently acquired 38 wells in east Texas and is now headquartered in Dallas. This subsidiary subsequently changed its name to Curado Energy Resources, Inc. The principals involved in this subsidiary have 25 years of experience in the marketing of and exploration for petroleum products and services.

On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, to acquire the business, operations and prospects of Kolt. Subsequently, Kolt was not able to deliver all of the consideration promised; therefore, the Company agreed that the only asset which Kolt would have is a Texas operator's license for oil and gas properties. The Company issued 150,000 shares of restricted stock in exchange for this asset.

PRESENT BUSINESS MODEL: The Company's business model now consists of several key differentiators that, management feels, will set it apart. The Company's focus is to create long-term shareholder value by:

-  Pursuing  intelligent,   opportunistic   acquisitions  of  other  oil  &  gas
exploration and production company opportunities whose business plans and operations are complementary;

- Consolidating redundant functions, such as oilfield operations, billing and accounting and customer support;

- Partnering with other oil and gas exploration and production companies that can provide leverage for the Company's activities;

- Joining with energy industry organizations to highlight the Company's technology solutions and oil and gas expertise;

- Exploitation of secondary and tertiary oil recovery methods in oil fields where current methods have failed to result in significant oil recovery; and

- Deepening efforts in wells which are currently highly successful and located in close proximity to our holdings, reducing drilling risk and increasing profit opportunity.

The Company's sole focus is now on the oil and gas industry, the primary objective being to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects in Texas that do not meet the requirements of the larger producers and developers.

Currently the Company has two wholly-owned subsidiaries, Curado Energy Resources, Inc., which presently owns 52 wells in East Texas and which was formerly known as OIL ID systems, and Kolt Oil and Gas, Inc., which is licensed to operate oil and gas properties in Texas. The Company also has a 15% interest in four RFID (Radio Frequency Identification) projects.

The Company, through Curado, now has as its objective the acquisition and development of properties with the following general characteristics:

-Locations within or close to areas with an established production history and infrastructure;

-Multiple productive sands and reservoirs;

-Low or non-existent current production levels with identified proven and potential reserve opportunities; and

-Properties which management believes will respond favorably to treatment with the company's proprietary biochemical process.

Currently, all of Curado's oil and gas assets are located in the East Texas Woodbine Field, which covers five counties in East Texas, those being Rusk, Gregg, Smith, Upshur and Cherokee. This field is over 70 years old, having produced over six billion barrels of oil, with estimated reserves of one billion barrels remaining.

PARAGONE BIO-TECHNOLOGY: Since the fourth quarter of 2004, Curado has been customizing a proprietary process for injecting a microbial bio-tech process into low and non performing wells. Micro-Tes manufactures the microbial-based product that is the basis for the proprietary process. Curado has gained access to the microbial product through a distribution agreement that Micro-Tes has with the Robert Barbee, a director and executive officer of the Company. Micro-Tes was founded in 1991 and manufactures a broad line of microbial-based products. These products consist of blends of acclimated, naturally occurring, non-pathogenic microbes. These microbes offer a safe and economical alternative to chemicals. Curado specifically uses the Micro-Tes' product named PARAGONE, which solubilizes paraffin and asphaltene in formations, well bores, pumps, flow lines, heater treaters and storage tanks. The product reduces or eliminates emulsion, corrosion, scale, hydrogen sulfide and oil carry over. PARAGONE releases drilling fluid, frac gels, polymers and soap from the formation. It increases API gravity, oil production, gas production and water injection rates. Treatments with the product have resulted in significant savings for the company when compared to the cost prohibitive alternative of chemical treatments.

The use of PARAGONE allows Curado to focus on recompletions and workovers that would otherwise be cost prohibitive. In addition to the recompletions and workovers of existing wells, Curado will focus on deepening existing wells when managements believe such can minimize risk and maximize the use of resources. Through a combination of art and science management believes that it can minimize the risk of unsuccessful deepening efforts and capitalize on the experience of management and consultants. The Company is focused on enhanced recovery technologies that will allow it to become a leader in oil & gas development.


ITEM 2   DESCRIPTION OF PROPERTY

The executive offices of the Company, as of the date of this report, are located at 100 Allentown Parkway, Suite 110, Allen, TX 75002. The Company is receiving the use of these premises free of charge until March 15, 2005. The telephone number at this address is (972) 747-1206.


ITEM 3   LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject, nor are there any proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any legal proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company is a party or has an interest adverse to the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year ended December 31, 2004.


                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Principal Market and Sales Prices for Common Stock: As of March 15, 2005, there were 14,752,000 shares of Common Stock issued and outstanding which were held of record by 184 shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, the Company is unable to estimate the total number of stockholders represented by these record holders. As of March 15, 2005, there were no shares of Preferred Stock of the Company issued or outstanding.


The Common Stock is currently quoted on the OTCBB, under the trading symbol "XCHC." The following table sets forth the range of the high and low bid prices per share of the Common Stock as reported by the NASD during the last two calendar years for the period indicated. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

-------------------------------------------------------------------
                          FISCAL YEAR            FISCAL YEAR

                             2004                    2003
                             ----                    ----
-------------------------------------------------------------------
                       High         Low        High        Low
-------------------------------------------------------------------
   First Quarter       $0.95       $0.05      $0.08       $0.04
-------------------------------------------------------------------
  Second Quarter       $0.62       $0.31      $0.20       $0.05
-------------------------------------------------------------------
   Third Quarter       $0.39       $0.12      $0.19       $0.07
-------------------------------------------------------------------
  Fourth Quarter       $2.34       $0.20      $0.22       $0.05
-------------------------------------------------------------------

DIVIDENDS: The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

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

On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil and Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil and Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil and Gas.

On November 23, 2004, the Company issued 1,000,000 shares of common stock for consulting services. The shares were valued at $0.001 per share.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto which appear elsewhere in this report. The Company ceased all operations in WEBiX during the fourth quarter of 2002 and the acquisition was unwound in the first quarter of 2003. Similarly, the Company disposed of its RFID subsidiary in the third quarter of 2004 and began operations in the oil and gas industry during the latter half of 2004.

As is common with development stage companies, the Company has had recurring losses from operations since inception and had a deficit at year-end. The company was able to obtain only enough working capital, as loans, to close and maintain its operations in an orderly fashion.

PLAN OF OPERATION: The Company's present business model consists of several key differentiators that, management feels, will set it apart from its competition. The Company's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic acquisitions of other oil & gas exploration and production company opportunities whose business plans and operations are complementary; (2) consolidating redundant functions, such as oilfield operations, billing and accounting and customer support; (3) Partnering with other oil and gas exploration and production company software, that can provide leverage for the Company's activities; (4) Joining with energy industry organizations, highlighting the Company's technology solutions and oil and gas expertise and (5) Building a recognizable brand identity for its operating subsidiaries.

The Company's sole focus is now on the oil and gas industry, the primary objective being to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects in Texas that do not meet the requirements of the larger producers and developers.

RESULTS OF OPERATIONS: The Company only had limited operations, and had realized only limited revenues for the year ended December 31, 2004. The Company has realized a net loss from operations of $669,000 since the inception due primarily to legal, accounting and management fees necessary to bring the Company through the development stage to become a producer of oil and gas. Since October 4, 2000, the Company has been in the development stage company and has not begun principal operations. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES: The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. During January 2005, the Company signed a revolving line of credit promissory note for $500,000 with certain shareholders. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

ITEM 7   FINANCIAL STATEMENTS

The financial statements of the Company as of and for the years ended December 31, 2004 and December 31, 2003 are included immediately preceding the signature page to this Report. See Item 13 for a list of financial statement schedules included.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of The X-Change Corporation have concluded that The X-Change Corporation, Inc.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in The X-Change Corporation internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B  OTHER INFORMATION

         None.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth all of the current directors and executive officers of the Company, including their ages, as of the date of this report.

------------------------------- ------------------------- ---------------------------------------------
             NAME                          AGE                            POSITIONS HELD
------------------------------- ------------------------- ---------------------------------------------
Charles Stidham                            62               President, CEO and Chairman of the Board
------------------------------- ------------------------- ---------------------------------------------
Robert Barbee                              34              Vice President of Operations, and Director
------------------------------- ------------------------- ---------------------------------------------
Scott Thompson                             42                     CFO, Treasurer, and Director
------------------------------- ------------------------- ---------------------------------------------

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

CHARLES STIDHAM was a private investor during the five years preceding the date of this report. He graduated from Georgia Tech University in 1964 with a degree in mechanical engineering and from the University of Texas in Austin with a Juris Doctorate in 1972.

ROBERT BARBEE holds a Business Degree from Kilgore College which he obtained in 1992. He has been actively involved in the oil and gas business in East Texas since 1989. Mr. Barbee has been Vice-President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store which has garnered the distributorship for micro chemical applications to down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resource. From 1995 through 1998 Mr. Barbee was Operations Management for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually. Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop which focuses principally on the aviation and oil and gas industries.

SCOTT R. THOMPSON joined the Company in the final quarter of 2004. He graduated the University of Denver, Colorado, in 1985 with a Bachelor of Science Degree in Accounting, receiving his CPA in 1986 while working for Ernst & Whinney, a "Big 8" accounting firm. His clients at Ernst & Whinney included multinational and oil and gas clients. Mr. Thompson has focused during the past 12 years on real estate sales and development and since 2000 has been a part owner and manager for a capital management company. He holds Series 7, 55, 63 and 65 securities licenses.

MICHAEL P. MCINERNEY joined the Company on October 21, 2004 as a consultant to coordinate corporate development. He brings over 30 years experience to the Company. His past experience includes executive positions with two New York Stock Exchange listed companies, the oversight of corporate development and investor relations with these companies and serving on the board of directors of Canadian and European subsidiaries of U.S. based international energy concerns. Mr. McInerney has conducted meetings, developed presentation materials and coordinated field trips to the Far East, U.S., Canada, Europe and South America for institutional investors and has been successful in arranging private investor financing.

Mr. McInerney holds a Bachelors of Business Arts in Accounting from the University of Michigan and is a member of the American Institute of Certified Public Accountants. His credentials include past President of the Petroleum Investor Relations Association and of the Institute of Management Accountants.

WILLIAM (BILL) BOTTO holds degrees in both Biology, with an emphasis in microbiology, and Petroleum Geology. He is also a Registered Professional Geologist in the state of Texas. Mr. Botto has over 23 years experience in the oil & gas industry. His experience ranges from frontier exploration in the East Texas Cretaceous carbonates and sands to the tertiary sands of offshore Texas and Louisiana. He has worked for Placid Oil Co., Sage Energy Co., and SPG Exploration. In 1991 he co-founded Micro-TES, Inc., whose focus is designing biological products for enhancing oil production (Microbial Enhanced Oil
Recovery, "MEOR"), bioremediation, and related products. He is currently involved in oil recovery projects in the USA, China, Russia, and the Athabasca TAR sands in western Canada. Mr. Botto is a consultant to the Company and is provides the Paragone technology to its development

Mr. Botto is an active member of the AAPG (American Association of Petroleum Geology) and the American Society of Microbiology.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.: Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its past fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, there were no directors, officers or shareholders that failed to file, on a timely basis, reports required to be filed under Section 16(a) of the Exchange Act.

AUDIT COMMITTEE FINANCIAL EXPERT: The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


ITEM 10  EXECUTIVE COMPENSATION

The Company has not paid, nor does it owe, any compensation to executive officers for the year ended December 31, 2004. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this report, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership as of March 15, 2005, of the Common Stock by (1) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and officers of the Company as a group.

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

NAME AND ADDRESS OF BENEFICIAL OWNER    NUMBER OF SHARES (1)    PERCENT OF CLASS

Robert Barbee                             1,000,000                 6.78%

All directors and executive officers      1,000,000                 6.78%
as a group (3 persons)

South Beach Live, Inc.                    1,055,000                 7.15%
----------------------
(1)      Based upon 14,752,000  shares of Common Stock  outstanding on March 15,
         2005.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------
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

31.2*    Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification  of  Principal  Executive  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*    Certification  of  Principal  Financial  Officer  Pursuant  to 18 U.S.C
         Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Reports on Form 8-K filed in the fourth quarter of 2004: There were no Form 8-K's filed during the quarter ended December 31, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

         Service                              2004            2003
         ------------------------------   -------------   -------------
         Audit Fees                        $    5,865      $    7,596

         Audit-Related Services                     -               -

         Tax Fees                                 130             130

         All Other Fees                             -               -
                                          -------------   -------------

         Total                             $    5,995      $    7,726
                                          =============   =============

AUDIT FEES consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

TAX FEES consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS: The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                       Page

Independent Auditor's Report............................................F - 1

Consolidated Balance Sheets
  December 31, 2004 and 2003............................................F - 3

Consolidated Statements of Operations
  For the Years Ended December 31, 2004 and 2003........................F - 4

Consolidated Statement of Stockholders' Equity
 Period February 5, 1969 (inception) to December 31, 2004...............F - 5

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2004 and 2003........................F - 9

Notes to Consolidated Financial Statements.............................F - 10

                          INDEPENDENT AUDITOR'S REPORT


The X-Change Corporation & Subsidiaries
(A Development Stage Company)


         We have audited the accompanying consolidated balance sheets of The X-Change Corporation (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and cash flows for the years ended and the cumulative since October 4, 2000 (inception of development stage) to December 31, 2004, and the consolidated statement of stockholders' equity since February 5,1969 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the cumulative since October 4, 2000 (inception of development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 11, 2005

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                  2004                  2003
                                                                           -------------------  --------------------
ASSETS:
Current Assets:
   Cash                                                                    $             4,902  $                  -
                                                                           -------------------  --------------------
          Total Current Assets                                                           4,902                     -
                                                                           -------------------  --------------------

Oil & Gas Properties, Using Full Costs Method
   Oil & Gas Exploration Costs                                                          36,878                     -
                                                                           -------------------  --------------------
         Total Oil & Gas Properties                                                     36,878                     -
                                                                           -------------------  --------------------

Total Assets                                                               $            41,780  $                  -
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:                                                       $            42,292  $                926
                                                                           -------------------  --------------------
          Total Current Liabilities                                                     42,292                   926
                                                                           -------------------  --------------------

Stockholders' Equity:
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at December 31, 2004 and 2003                                                    -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 14,752,000 and 13,002,000
   at December 31, 2004 and 2003                                                        14,752                13,002
  Paid-In Capital                                                                      653,283               580,796
  Retained Deficit                                                                    (536,688)             (536,688)
 Deficit Accumulated During Development Stage                                         (131,859)              (58,036)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                           (512)                 (926)
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $            41,780  $                  -
                                                                           ===================  ====================







   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                  Cumulative
                                                                                                     Since
                                                                                                  October 4,
                                                                                                     2000
                                                                 For the Year Ended               Inception of
                                                                     December 31,                 Development
                                                      ---------------------------------------
                                                             2004                 2003               Stage
                                                      -------------------  ------------------  -----------------

Revenues                                              $            37,439  $                -  $          37,439
Costs of Operations                                                29,192                   -             29,192
                                                      -------------------  ------------------  -----------------

   Net Operating Income                                             8,247                   -              8,247

Expenses
   General & Administrative                                        23,755               7,902             81,791
                                                      -------------------  ------------------  -----------------

Net Loss from Continuing Operations                               (15,508)             (7,902)           (73,544)
                                                      -------------------  ------------------  -----------------

Discontinued Operations
   Loss on Sale of AirGate                                        (58,315)                  -            (58,315)
                                                      -------------------  ------------------  -----------------

     Net Income (Loss)                                $           (73,823) $           (7,902) $        (131,859)
                                                      ===================  ==================  =================

Earnings per Share, Basic & Diluted                   $            (0.01)  $                -
                                                      ===================  ==================

Weighted Average Shares Outstanding                            16,295,835          22,444,620
                                                      ===================  ==================











   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                            Since
                                                                                                                          October 4,
                                                                                                                            2000
                                                                                                                        Inception of
                                                     Preferred Stock          Common Stock        Paid-In    Retained    Development
                                                    Shares   Par Value     Shares    Par Value    Capital     Deficit        Stage
                                                   --------   --------   ---------   ---------   ---------   ---------    ----------
Balance at February 5, 1969
(inception)                                            --     $   --          --     $    --     $    --     $    --      $     --

June 11, 1969 Issuance of Stock
  for cash                                             --         --           928           1     102,154        --            --
Issuance of stock for services                         --         --            50        --         6,137        --            --
Net Loss 1969 to 1993                                  --         --          --          --          --      (171,352)         --
                                                   --------   --------   ---------   ---------   ---------   ---------    ----------

Balance at December 31, 1993
(unaudited)                                            --         --           978           1     108,291    (171,352)         --

Net Loss                                               --         --          --          --          --       (40,337)         --
                                                   --------   --------   ---------   ---------   ---------   ---------    ----------

Balance at December 31, 1994                           --         --           978           1     108,291    (211,689)         --

Issuance of stock for services                         --         --        48,200          48       3,676        --            --
Net Income                                             --         --          --          --          --        99,673          --
                                                   --------   --------   ---------   ---------   ---------   ---------    ----------

Balance at December 31, 1995
and 1996                                               --         --        49,178          49     111,967    (112,016)         --

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

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


                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                            Preferred Stock            Common Stock           Paid-In      Retained     Development
                                          Shares    Par Value      Shares      Par Value      Capital       Deficit        Stage
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------

50:1 reverse stock split                     --     $     --     (2,940,000)   $   (2,940)   $    2,940    $     --      $     --
4:1 forward stock split                      --           --        180,000           180          (180)         --            --
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------
Restated balance at December 31,
                                1999         --           --        240,000           240       400,543      (400,783)         --

Issuance of stock for cash                   --           --     14,300,000        14,300        60,700          --            --
Issuance of stock for services               --           --      8,000,000         8,000        82,000          --            --

Net Loss                                     --           --           --            --            --        (135,905)      (44,357)
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2000                 --           --     22,540,000        22,540       543,243      (536,688)      (44,357)

Net Loss                                     --           --           --            --            --            --          (5,777)
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2001                 --           --     22,540,000        22,540       543,243      (536,688)      (50,134)

Contributed Capital                          --           --           --            --          21,039          --            --
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM FEBRUARY 5, 1969 (INCEPTION) TO DECEMBER 31, 2004
                                   (Continued)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                                           Since
                                                                                                                         October 4,
                                                                                                                           2000
                                                                                                                        Inception of
                                            Preferred Stock            Common Stock           Paid-In      Retained     Development
                                          Shares    Par Value      Shares      Par Value      Capital       Deficit        Stage
                                       ----------   ----------   ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2002                 --     $     --     22,540,000    $   22,540    $  564,282   $ (536,688)   $  (50,134)

December 31, 2003, Shares
  Canceled                                   --           --     (9,538,000)       (9,538)        9,538         --            --

Contributed Capital                          --           --           --            --           6,976         --            --
Net Income (Loss)                            --           --           --            --            --           --          (7,902)
                                       ----------   ----------   ----------    ----------    ----------   ----------    ----------

Balance at December 31, 2003                 --           --     13,002,000        13,002       580,796     (536,688)      (58,036)

Issuance of stock for services               --           --      5,100,000         5,100        63,900         --            --
Stock exchanged for Kolt Oil                 --           --        150,000           150          --           --            --
Shares canceled with sale of AirGate         --           --     (3,500,000)       (3,500)        3,500         --            --
Contributed Capital                          --           --           --            --           5,087         --            --
Net Income (Loss)                            --           --           --            --            --           --         (73,823)
                                       ----------   ----------   ----------    ----------    ----------   ----------    ----------

Balance at December 31, 2004                 --     $     --     14,752,000    $   14,752    $  653,283   $ (536,688)   $ (131,859)
                                       ==========   ==========   ==========    ==========    ==========   ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                                                                                     Since
                                                                                                                    October 4,
                                                                                                                      2000
                                                                                 For the Year Ended               Inception of
                                                                                    December 31,                  Development
                                                                        -------------------------------------
                                                                               2004                2003              Stage
                                                                        ------------------   ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $          (73,823)  $         (7,902) $         (131,859)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Stock Issued for Services                                                            4,150                  -               4,150
Net Loss from Discontinued Operations                                               58,315                  -              58,315
Increase (Decrease) in Accounts Payable                                             41,366                926              71,387
                                                                        ------------------   ----------------  ------------------

Net Cash Used in Operating Activities                                               30,008             (6,976)              1,993
Net Cash From Discontinued Activities                                                6,685                  -               6,685
                                                                        ------------------   ----------------  ------------------

Net Cash Used in Operating Activities                                               36,693                  -               8,678
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Oil & Gas Exploration Costs                                                        (36,878)                 -             (36,878)
                                                                        ------------------   ----------------  ------------------

Net Cash Provided by Investing Activities                                          (36,878)                 -             (36,878)
                                                                        ------------------   ----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital Contributed                                                             5,087              6,976              33,102
                                                                        ------------------   ----------------  ------------------

Net Cash Provided by Financing Activities                                            5,087              6,976              33,102
                                                                        ------------------   ----------------  ------------------


Net (Decrease) Increase in
  Cash and Cash Equivalents                                                          4,902                  -               4,902
Cash and Cash Equivalents
  at Beginning of Period                                                                 -                  -                   -
                                                                        ------------------   ----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                      $            4,902   $              -  $            4,902
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

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $132,000 for the period from October 4, 2000 (inception of development stage) to December 31, 2004, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, its acquisition, rework, development and production of current and additional oil and gas producing properties.

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

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc. Subsequently on September 30, 2004 the Company sold 100% of its ownership in the Company to Michael Sheriff.

         In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc., which acquired thirty-eight wells in east Texas. As of December 31, 2004, OIL ID Systems, Inc. changed its name to Curado Energy Resources, Inc.

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil and Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil and Gas.

Nature of Business

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The VoIP telephone systems being offered by the Company's ITT subsidiary allow traditional carriers and new voice entrants to build large distributed VoIP networks without central office equipment investment and architecture. The system is virtually a "plug-in" installation working with either LAN-based VoIP phones or PC-based softphones. Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its wholly owned subsidiary, AirGate Technologies, Inc. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems will assist AirGate Technologies in developing applications and aggressively capturing market share within this growing RFID market niche. As of December 31, 2004, OIL ID Systems changed its name to Curado Energy Resources, Inc.

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

Principals of Consolidation

         The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiaries Kolt Oil & Gas and Curado Energy Resources, Inc. (Formerly OIL ID Systems, Inc.) The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated. On September 30, 2004, the AirGate Technologies was sold and thus is not included in the consolidation.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Cash and Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Oil and Gas Producing Activities

         The Company is in the development stage and has earned minimal revenues from its planned operations. It is primarily engaged in the acquisition, exploration, and development of oil and gas properties. The Company uses the full costs method of accounting for these activities. Under the full cost concept, all costs incurred in acquiring, exploring, and developing properties within a relatively large geopolitical (as opposed to geological) cost center (such as a country) are capitalized when incurred and are amortized as mineral reserves in the cost center are produced, subject to a limitation that the capitalized costs not exceed the value of those reserves. All costs incurred in oil and gas producing activities are regarded as integral to the acquisition, discovery, and development of whatever reserves ultimately result from the efforts as a whole, and are thus associated with the company's reserves.

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

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $669,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

         The Company has just commenced its intended principal operations and as is common with a development stage of oil and gas extraction, the Company has had recurring losses. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through current oil and gas production, additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

         As of December 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         As of December 31, 2004, there are no preferred shares issued.

NOTE 6 - COMMON STOCK TRANSACTIONS

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

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil and Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil and Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil and Gas.

         On November 23, 2004, the Company issued 1,000,000 shares of common stock for consulting services. The shares were valued at $0.001 per share.

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - OIL AND GAS ACTIVITIES

         As of December 31, 2004, the Company had net revenues of $8,247 from its proven reserves in the East Texas property.

         As of December 31, 2004, $36,878 has been capitalized in connection with the exploration of unproven properties.

NOTE 8 - CONTINGENCIES

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

NOTE 9 - MERGER/ACQUISITION

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

         On March 13, 2003, the Company rescinded its agreement with X-Change Technologies. The rescission, essentially, resulted in the return of all X-Change Corporation's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the

                            THE X-CHANGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MERGER/ACQUISITION (Continued)

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

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil and Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil and Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil and Gas.

                                   SIGNATURES



In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE X-CHANGE CORPORATION
(Registrant)


Dated: April 13, 2005        By:/s/ Charles Stidham
                             -----------------------------------------
                             Charles Stidham, President and Chief
                             Executive Officer
                             (Principal Executive Officer)



Dated: April 13, 2005        By:/s/ Scott Thompson
                             -----------------------------------------
                             Scott Thompson, Chief
                             Financial Officer
                             (Principal Financial Officer)