Form 10QSB
period 2005-03-31
X-CHANGE CORP
filed 2005-05-23
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 (972) 747-1206
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: MAY 20, 2005 14,922,000
-----------------------------------------

         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                         (Unaudited)
                                                          March 31,               December 31,
                                                             2005                     2004
                                                    ----------------------   -----------------------
ASSETS
Current Assets:
     Cash                                           $              154,493   $                 4,902
     Accounts Receivable                                             7,837                         -
                                                    ----------------------   -----------------------
Total Current Assets                                               162,330                     4,902
                                                    ----------------------   -----------------------

Oil & Gas Properties, Using Full Cost Accounting
     Oil & Gas Properties                                           90,083                    36,878
                                                    ----------------------   -----------------------
Net Oil & Gas Properties                                            90,083                    36,878
                                                    ----------------------   -----------------------

TOTAL ASSETS                                        $              252,413   $                41,780
                                                    ======================   =======================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                          (Unaudited)
                                                                           March 31,             December 31,
                                                                             2005                    2004
                                                                    ----------------------- ----------------------

LIABILITIES
Current Liabilities:
     Accounts Payable                                               $                16,538 $               42,292
     Notes Payable                                                                  101,893                      -
     Due to Shareholder                                                              25,324                      -
                                                                    ----------------------- ----------------------
Total Current Liabilities                                                           143,755                 42,292
                                                                    ----------------------- ----------------------

TOTAL LIABILITIES                                                                   143,755                 42,292
                                                                    ----------------------- ----------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at March 31, 2005 and December 31, 2004                                   -                      -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 14,922,000 and 14,752,000
       at March 31, 2005 and December 31, 2004                                       14,922                 14,752
     Paid-In Capital                                                                714,525                653,283
     Retained Deficit                                                              (536,688)              (536,688)
     Deficit Accumulated During Development Stage                                   (84,101)              (131,859)
                                                                    ----------------------- ----------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                108,658                   (512)
                                                                    ----------------------- ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                    $               252,413 $               41,780
                                                                    ======================= ======================











                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                    Cumulative
                                                                                                                       Since
                                                                                                                    October 4,
                                                                                                                       2000
                                                                        For the Three Months Ended                 Inception of
                                                                                 March 31,                          Development
                                                                        2005                    2004                   Stage
                                                               ----------------------   --------------------   ---------------------

Revenues                                                       $               68,061   $                  -   $             105,500
Costs of Operations                                                             8,782                      -                  37,974
                                                               ----------------------   --------------------   ---------------------

   Net Operating Income                                                        59,279                      -                  67,526

Expenses
   General & Administrative                                                     9,304                 24,060                  91,095
                                                               ----------------------   --------------------   ---------------------

Net Loss from Continuing Operations                                            49,975                (24,060)               (23,569)
                                                               ----------------------   --------------------   ---------------------

Other Income (Expense)
   Interest Expense                                                            (2,217)                  (377)                (2,217)

Discontinued Operations
   Loss on Sale of AirGate                                                          -                      -                (58,315)
                                                               ----------------------   --------------------   ---------------------

     Net Income (Loss)                                         $               47,758   $            (24,437)  $            (84,101)
                                                               ======================   ====================   =====================

Earnings per Share, Basic & Diluted                            $                    -   $                    -
                                                               ======================   ====================

Weighted Average Shares Outstanding                                        14,837,000             13,002,000
                                                               ======================   ====================







                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                       Cumulative
                                                                                                         Since
                                                                                                       October 4,
                                                                                                          2000
                                                            For the Three Months Ended                Inception of
                                                                    March 31,                         Development
                                                   --------------------------------------------
                                                           2005                   2004                   Stage
                                                   ---------------------  ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                  $              47,758  $             (24,437)  $            (84,101)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Depreciation                                                           -                    772                      -
Stock Issued for Services                                          1,000                      -                  5,150
Net Loss from Discontinued Operations                                                         -                 58,315
Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                        -                 (2,500)                     -
(Increase) Decrease in Employee Advances                               -                   (200)                     -
(Increase) Decrease in Accounts Receivable                        (7,837)                     -                 (7,837)
Increase (Decrease) in Accounts Payable                          (25,854)                    44                 45,533
Increase (Decrease) in Accrued Interest                            2,217                    377                  2,217
                                                   ---------------------  ---------------------   --------------------

Net Cash Used in Operating Activities                             17,284                (25,944)                19,277
Net Cash Used in Discontinued Activities                               -                      -                  6,685
                                                   ---------------------  ---------------------   --------------------

Net Cash Used in Operating Activities                             17,284                (25,944)                25,962
                                                   ---------------------  ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil & Gas Property Interest                                      (53,205)                     -                (90,083)
Purchase of Office Equipment                                           -                 (4,762)                     -
Purchase of Furniture and Fixtures                                     -                 (5,000)                     -
                                                   ---------------------  ---------------------   --------------------

Net Cash Provided by Investing Activities                        (53,205)                (9,762)               (90,083)
                                                   ---------------------  ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                              100,000                      -                100,000
Proceeds from Shareholder Loan                                    25,100                 50,000                 25,100
Capital Contributed                                               60,412                      -                 93,514
                                                   ---------------------  ---------------------   --------------------

Net Cash Provided by Financing Activities                        185,512                 50,000                218,614
                                                   ---------------------  ---------------------   --------------------


Net (Decrease) Increase in Cash                                  149,591                 14,294                154,493
Cash at Beginning of Period                                        4,902                      -                      -
                                                   ---------------------  ---------------------   --------------------
Cash at End of Period                              $             154,493  $              14,294   $            154,493
                                                   =====================  =====================   ====================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                                                           Cumulative
                                                                                                             Since
                                                                                                           October 4,
                                                                                                              2000
                                                                For the Three Months Ended                Inception of
                                                                        March 31,                         Development
                                                       --------------------------------------------
                                                               2005                   2004                   Stage
                                                       ---------------------  ---------------------   --------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                             $                    -  $                  -   $                  -

  Franchise and income taxes                           $                    -  $                  -   $                  -

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

           Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $621,000 for the period from October 4, 2000 (inception of development stage) to March 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting

           The unaudited financial statements as of March 31, 2005 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

           On February 9, 2004, the Company formed a wholly owned subsidiary, AirGate Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. The VoIP telephone systems being offered by the Company's ITT subsidiary allow traditional carriers and new voice entrants to build large distributed VoIP networks without central office equipment investment and architecture. The system is virtually a "plug-in" installation working with either LAN-based VoIP phones or PC-based softphones. Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its wholly owned subsidiary, AirGate Technologies, Inc. The level of demand for RFID systems in producing oil fields around the world is on the rise, and OIL ID Systems was created to assist AirGate Technologies in developing applications and aggressively capturing market share within this growing RFID market niche. As of December 31, 2004, OIL ID Systems changed its name to Curado Energy Resources, Inc.

           On September 30, 2004, the Company decided that the business plan of AirGate could not be advanced and decided to discontinue its efforts with this plan and disposed of AirGate.

           In connection with a share purchase agreement with Kolt Oil and Gas, the Company decided to look into the oil and gas industry. The Company's primary objective is to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers.

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

Oil and Gas Properties

           The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs related to the acquisition, exploration, development of oil and gas reserves, including related overhead costs and related asset retirement costs, are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being the United States.

           Depletion and depreciation of the capitalized costs are computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

           Estimated future removal and site restoration costs are provided over the life of proven reserves on a unit-of-production basis. Costs, which include the cost of production equipment removal and environmental clean-up, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

           The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

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

Stock Compensation for Non-Employees

           The Company accounts for the fair value of its stock compensation grants for non- employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Earnings (Loss) per Share

           Basic earnings (loss) per share has been computed by dividing the income (loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

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

NOTE 4 - COMMITMENTS

           As of March 31, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

           During January, 2005, a shareholder extended to the Company an unsecured line of credit for up to $500,000. The credit line carries interest at the existing prime rate. As of March 31, the Company owed $25,324, against this line of credit and is reported along with accrued interest in the accompanying financial statements as Due to Shareholder.

NOTE 6 - NOTE PAYABLE

           As of March 31, 2005, the Company received a short term loan of $100,000, with interest at 8 percent. As of March 31, 2005, accrued interest on this loan was $1,893.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - PREFERRED STOCK

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

           As of March 31, 2005, there are no preferred shares issued.

NOTE 8 - COMMON STOCK TRANSACTIONS

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - COMMON STOCK TRANSACTIONS (Continued)

           As of March 31, 2005, the Company issued 100,000 shares of restricted common stock to an outside investor for $1.

           As of March 31, 2005, the Company issued 70,000 shares of restricted common stock for consulting services. In connection with issuance of the shares, $1,000 was recorded as consulting expense.

NOTE 9 - OIL AND GAS ACTIVITIES

           As of March 31, 2005, the Company had net revenues of $59,279 from its proven reserves in the East Texas property.

           As of March 31, 2005, $90,083 has been capitalized in connection with the exploration of unproven properties.

NOTE 10 - CONTINGENCIES

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

NOTE 11 - MERGER/ACQUISITION

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

NOTE 11 - MERGER/ACQUISITION (Continued)

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

NOTE 12 - SUBSEQUENT EVENTS

           On April 1, 2005, the Company completed the acquisition of 3 additional oil and gas leases in the East Texas Woodbine field encompassing 14 wells.

           On April 6, 2005, the Company was awarded oil and gas research and exploration rights to offshore Cambodia Block B and onshore Cambodia Black A by the Royal Government of Cambodia. The offshore block encompasses approximately 6,500 square kilometers and is located roughly 200 kilometers offshore. The onshore block covers approximately 1,500 square kilometers in the northwest corner of Tonle Sap Basin.

           During April, 2005, the Company formed a wholly owned subsidiary, Curado Energy Cambodia Limited, to handle administrative functions of any Cambodian operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

The Company's sole focus is now on the oil and gas industry, the primary objective being to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers.

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

- Exploitation of secondary and tertiary oil recovery methods in oil fields where current methods have failed to result in significant oil recovery; and

- Deepening efforts in wells which are located in close proximity to other operators with highly successful wells, reducing drilling risk and increasing profit opportunity.

Currently the Company has two wholly-owned subsidiaries, Curado Energy Resources, Inc., which presently owns 52 wells in East Texas (See Subsequent Events sections for information on additional acquisition) and which was formerly known as OIL ID systems, and Kolt Oil and Gas, Inc., which is licensed to operate oil and gas properties in Texas. The Company also has a 15% interest in four RFID (Radio Frequency Identification) projects.

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

MANAGEMENT

CHARLES STIDHAM
He was a private investor during the five years preceding the date of this report. He graduated from Georgia Tech University in 1964 with a degree in mechanical engineering and from the University of Texas in Austin with a Juris Doctorate in 1972.

ROBERT BARBEE
Mr. Barbee holds a Business Degree from Kilgore College, which he obtained in 1992. He has been actively involved in the oil and gas business in East Texas since 1989. Mr. Barbee has been Vice-President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store, which has garnered the distributorship for micro chemical applications to down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resource. From 1995 through 1998 Mr. Barbee was Operations Management for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually. Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop, which focuses principally on the aviation and oil and gas industries.

SCOTT R. THOMPSON
Mr. Thompson joined the Company in the final quarter of 2004. He graduated from the University of Denver, Colorado, in 1985 with a Bachelor of Science Degree in Accounting, receiving his CPA in 1986 while working for Ernst & Whinney, a "Big 8" accounting firm. His clients at Ernst & Whinney included multinational and oil and gas clients. Mr. Thompson has focused during the past 12 years on real estate sales and development and since 2000 has been a part owner and manager for a capital management company. He holds Series 7, 55, 63 and 65 securities licenses.

MICHAEL P. MCINERNEY
Mr. McInerney joined the Company on October 21, 2004 as a consultant to coordinate corporate development. He brings over 30 years experience to the Company. His past experience includes executive positions with two New York Stock Exchange listed companies, the oversight of corporate development and investor relations with these companies and serving on the board of directors of Canadian and European subsidiaries of U.S. based international energy concerns. Mr. McInerney has conducted meetings, developed presentation materials and coordinated field trips to the Far East, U.S., Canada, Europe and South America for institutional investors and has been successful in arranging private investor financing.

Mr. McInerney holds a Bachelors of Business Arts in Accounting from the University of Michigan and is a member of the American Institute of Certified Public Accountants. His credentials include past President of the Petroleum Investor Relations Association and of the Institute of Management Accountants.

WILLIAM  (BILL) BOTTO
Mr. Botto holds degrees in both Biology, with an emphasis in microbiology, and Petroleum Geology. He is also a Registered Professional Geologist in the state of Texas. Mr. Botto has over 23 years experience in the oil & gas industry. His experience ranges from frontier exploration in the East Texas Cretaceous carbonates and sands to the tertiary sands of offshore Texas and Louisiana. He has worked for Placid Oil Co., Sage Energy Co., and SPG Exploration. In 1991 he co-founded Micro-TES, Inc., whose focus is designing biological products for enhancing oil production (Microbial Enhanced Oil Recovery, "MEOR"), bioremediation, and related products. He is currently involved in oil recovery projects in the USA, China, Russia, and the Athabasca TAR sands in western Canada. Mr. Botto is a consultant to the Company and is provides the Paragone technology to its development Mr. Botto is an active member of the AAPG (American Association of Petroleum Geology) and the American Society of Microbiology.

CURADO ENERGY RESOURCES, INC.

In June 2004, the Company formed a new subsidiary, Curado Energy Resources, Inc. (formerly OIL ID Systems, Inc.). Curado Energy Resources, Inc. is an independent oil & gas exploration and production company with headquarters in Dallas, Texas. The principals involved in the company have 25 ye ars of experience in the marketing of and exploration for petroleum products and services.

Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create Curado Energy Resources, Inc. as a compliment to its oilfield operations.

Radio Frequency Identification is a technology that employs miniature radio transmitters in conjunction with microprocessors that can be utilized to track oil movement and migration and will be a valuable tool in assessing and identifying producing oil & gas formations prior to fracturing. The level of demand for RFID systems in producing oil fields around the world is on the rise, and Curado Energy Resources, Inc. will assist in discovering additional oil and gas reserves.

RESULTS OF OPERATIONS

The Company had $9,304 and $24,060 in general and administrative expenses for the three month periods ended March 31, 2005 and 2004, respectively. For the quarters ended March 31, 2005 and 2004, the Company had $68,061 and $0 in revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had total current assets of $162,330 and total assets of $252,413 as compared to $4,902 current assets and $41,780 total assets at December 31, 2004. The Company had a net working capital (deficit) of $18,575 at March 31, 2005 and ($37,390) at December 31, 2004.

Net stockholders' equity (deficit) in the Company was and $108,658 as of March 31, 2005 and (512) at December 31, 2004. The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. During January 2005, the Company signed a revolving line of credit promissory note for $500,000 with certain shareholders. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

ITEM 3. CONTROLS AND PROCEDURES

           The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

           (a) Evaluation of Disclosure Controls and Procedures
           As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.
           (b) Changes in Internal Controls

           Based on this evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
None
ITEM 2.  CHANGES IN SECURITIES
None
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.  OTHER INFORMATION
None

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.                                         Exhibit Name


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

* Filed herewith.
Reports on Form 8-K filed in the first quarter of 2005: There were no Form 8-K's filed during the quarter ended March 31, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: May 20, 2005           By:/s/ Charles Stidham
                             ----------------------
                             Charles Stidham, President and Chief
                             Executive Officer
                             (Principal Executive Officer)



DATE: May 20, 2005              By:/s/ Scott Thompson
                                ---------------------
                                Scott Thompson, Chief
                                Financial Officer
                                (Principal Financial Officer)