Form 10QSB
period 2005-06-30
X-CHANGE CORP
filed 2005-08-15
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 (972) 747-1206
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: AUGUST 12, 2005 25,572,000


      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                June 30,            December 31,
                                                                                  2005                  2004
                                                                           -------------------  --------------------
ASSETS
Current Assets:
     Cash                                                                  $            91,453  $              4,902
     Accounts Receivable                                                               146,891                     -
     Salary Advance                                                                      2,030                     -
                                                                           -------------------  --------------------
Total Current Assets                                                                   240,374                 4,902
                                                                           -------------------  --------------------

Fixed Assets:
     Office Equipment                                                                    1,057                     -
     Less Accumulated Depreciation                                                         (53)                    -
                                                                           -------------------  --------------------
Net Fixed Assets                                                                         1,004                     -
                                                                           -------------------  --------------------

Oil & Gas Properties
     Oil & Gas Properties                                                              250,926                36,878
     Less Depletion                                                                     (2,839)                    -
                                                                           -------------------  --------------------
Net Oil & Gas Properties                                                               248,087                36,878
                                                                           -------------------  --------------------

TOTAL ASSETS                                                               $           489,465  $             41,780
                                                                           ===================  ====================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                  June 30,         December 31,
                                                                                    2005                2004
                                                                             ------------------- -------------------

LIABILITIES
Current Liabilities:
     Accounts Payable and Accrued Liabilities                                $            70,042 $            42,292
     Notes Payable                                                                       203,231                   -
     Due to Shareholder                                                                   25,702                   -
                                                                             ------------------- -------------------
Total Current Liabilities                                                                298,975              42,292
                                                                             ------------------- -------------------

TOTAL LIABILITIES                                                                        298,975              42,292
                                                                             ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at June 30, 2005 and December 31, 2004                                         -                   -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 14,922,000 and 14,752,000
       at June 30, 2005 and December 31, 2004                                             14,922              14,752
     Paid-In Capital                                                                     714,525             653,283
     Retained Deficit                                                                   (536,688)           (536,688)
     Deficit Accumulated During Development Stage                                         (2,269)           (131,859)
                                                                             ------------------- -------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     190,490                (512)
                                                                             ------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                             $           489,465 $            41,780
                                                                             =================== ===================











                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Cumulative
                                                                                                                        Since
                                                                                                                      October 4,
                                                                                                                         2000
                                                      For the Three Months Ended     For the Six Months Ended        Inception of
                                                          June 30,                           June 30,                Development
                                                   2005              2004              2005             2004            Stage
                                            ------------------ ----------------- ---------------- ---------------- ----------------

Revenues                                    $           58,895 $               - $        126,956 $              - $        164,395
Costs of Operations                                     29,694                 -           38,476                -           67,668
                                            ------------------ ----------------- ---------------- ---------------- ----------------

   Net Operating Income                                 29,201                 -           88,480                -           96,727

Expenses
   General & Administrative                             45,715           128,014           55,019          152,074          136,810
                                            ------------------ ----------------- ---------------- ---------------- ----------------

Net Loss from Continuing Operations                    (16,514)         (128,014)          33,461         (152,074)         (40,083)
                                            ------------------ ----------------- ---------------- ---------------- ----------------

Other Income (Expense)
   Interest Expense                                     (1,716)           (1,508)          (3,933)          (1,885)          (3,933)
   Interest Income                                          62                 -               62                -               62
   Sale of Working Interest                            100,000                 -          100,000                -          100,000

Discontinued Operations
   Loss on Sale of AirGate                                   -                 -                -                -          (58,315)
                                            ------------------ ----------------- ---------------- ---------------- ----------------

     Net Income (Loss)                      $           81,832 $        (129,522)$        129,590 $       (153,959)$         (2,269)
                                            ================== ================= ================ ================ ================

Earnings per Share, Basic & Diluted         $             0.01 $          (0.01) $           0.01 $         (0.01)
                                            ================== ================= ================ ================

Weighted Average
Shares Outstanding                                  14,922,000        15,972,010       14,922,000       14,496,848
                                            ================== ================= ================ ================





                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                        For the Six Months Ended           Inception of
                                                                                June 30                     Development
                                                                 --------------------------------------
                                                                        2005                2004               Stage
                                                                 ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $          129,590  $         (153,959) $          (2,269)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Depreciation and Depletion                                                    2,892               1,785              2,892
Stock Issued for Services                                                     1,000              68,000              5,150
Net Loss from Discontinued Operations                                             -                   -             58,315
Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                                   -              (2,500)                 -
(Increase) Decrease in Employee Advances                                     (2,030)               (433)            (2,030)
(Increase) Decrease in Accounts Receivable                                 (107,837)                  -           (107,837)
Increase (Decrease) in Accounts Payable                                      27,750                 164             99,137
Increase (Decrease) in Accrued Interest                                       3,933               1,885              3,933
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                        55,298             (85,058)            57,291
Net Cash Used in Discontinued Activities                                          -                   -              6,685
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                        55,298             (85,058)            63,976
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil & Gas Property Interest                                                (253,102)                  -           (289,980)
Purchase of Office Equipment                                                 (1,057)             (9,979)            (1,057)
Sale of Office Equipment                                                          -                 950                  -
Purchase of Furniture and Fixtures                                                -              (5,000)                 -
                                                                 ------------------  ------------------  -----------------

Net Cash Provided by Investing Activities                                  (254,159)            (14,029)          (291,037)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                                         200,000                   -            200,000
Proceeds from Shareholder Loan                                               25,000              99,125             25,000
Capital Contributed                                                          60,412                   -             93,514
                                                                 ------------------  ------------------  -----------------

Net Cash Provided by Financing Activities                                   285,412              99,125            318,514
                                                                 ------------------  ------------------  -----------------


Net (Decrease) Increase in Cash                                              86,551                  38             91,453
Cash at Beginning of Period                                                   4,902                   -                  -
                                                                 ------------------  ------------------  -----------------
Cash at End of Period                                            $           91,453  $               38  $          91,453
                                                                 ==================  ==================  =================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                        For the Six Months Ended           Inception of
                                                                                June 30,                    Development
                                                                 --------------------------------------
                                                                        2005                2004               Stage
                                                                 ------------------  ------------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                       $                -  $                -  $               -

  Franchise and Income Taxes                                     $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
-----------------------------------------------------------------------























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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $539,000 for the period from October 4, 2000 (inception of development stage) to June 30, 2005.

         The Company's general business strategy is to acquire interests in emerging opportunities that the Company believes will generate significant revenues and return a profit to shareholders. In the oil and gas industry, the Company will continue to evaluate its prospects and opportunities, and if feasible, these properties will be developed or will be sold at a profit to the Company. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated significant revenues from operations and will require additional funds to meet its obligation and the costs of its operations. As a result, significant losses are anticipated prior to the generation of any revenues. The Company is planning additional ongoing equity financing by way of private placements to fund its obligations and operations.

         The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs may require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the properties.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         The Company will depend almost exclusively on outside capital to complete the exploration and development of the oil and gas properties. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders.
Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On January 15, 2002, the Company merged with WEBiX, Inc. This merger resulted in the Company acquiring the business and operations of WEBiX, in exchange for the issuance by the Company of a controlling interest in its shares to the former shareholders of WEBiX. On March 13, 2003, the Company rescinded the agreement with WEBiX and reentered the development stage.

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGATE Technologies, Inc. Subsequently on September 30, 2004, the Company sold 100% of its ownership in the Company to Michael Sheriff.

         In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc., which acquired thirty-eight wells in East Texas. As of December 31, 2004, OIL ID Systems, Inc. changed its name to Curado Energy Resources, Inc.

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil & Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil & Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil & Gas.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         On February 9, 2004, the Company formed a wholly owned subsidiary, AirGATE Technologies, Inc., for the purpose of engaging in the development and acquisition of leading-edge wireless internet/networking technologies, principally RFID ("radio frequency identification"). In June 2004, the Company formed two wholly owned subsidiaries, Innovative Telecommunication Technologies, Inc. (ITT) and OIL ID Systems, Inc. Demand for radio frequency identification solutions by energy producers and oil field service companies led the Company to create OIL ID Systems as a compliment to its wholly owned subsidiary, AirGATE Technologies, Inc. The level of demand for RFID systems in the oil and gas industry around the world is on the rise, and OIL ID Systems was created to assist AirGATE Technologies in developing contacts and capturing market share within this growing RFID market niche. As of December 31, 2004, OIL ID Systems changed its name to Curado Energy Resources, Inc.

         On September 30, 2004, the Company decided that the business plan of AirGATE could not be advanced and decided to discontinue its efforts with this plan and sold AirGATE to Michael L. Sheriff.

         In connection with a share purchase agreement with Kolt Oil & Gas, because of continued rising oil and gas demand and prices, the Company decided to investigate opportunities in the oil and gas industry. The Company's primary objective is to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers.

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

         Total depletion expense for the six months ended June 30, 2005 and 2004 was $2,839 and $0, respectively.

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

Income Taxes

         The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $669,000 that may be offset against future taxable income through 2024. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements, as their realization is determined not likely to occur.

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

NOTE 4 - COMMITMENTS

         Through March 31, 2005, all activities of the Company had been conducted by corporate officers from either their homes or business offices. In April 2005, the Company entered into a lease agreement with AirGATE Technologies, Inc. to share office space on a month-to-month basis. Currently, there are no outstanding debts owed by the company for the use of these facilities.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         During January, 2005, a shareholder extended to the Company an unsecured line of credit for up to $500,000. The credit line carries interest at the existing prime rate. As of June 30, 2005, the Company owed $25,702, against this line of credit and is reported along with accrued interest in the accompanying financial statements as Due to Shareholder.

NOTE 6 - NOTE PAYABLE

         As of June 30, 2005, the Company received a short term loan of $200,000, with interest at 8 percent. As of June 30, 2005, accrued interest on this loan was $3,231.

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

         As of June 30, 2005, there are no preferred shares issued.

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

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil & Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil & Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil & Gas.

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

NOTE 9 - OIL AND GAS ACTIVITIES

         Currently, the Company has two wholly-owned subsidiaries, Curado Energy Resources, Inc., which presently owns 55 wells in East Texas and which was formerly known as OIL ID systems, and Kolt Oil & Gas, Inc., which is licensed to operate oil and gas properties in Texas.

         Currently, all of Curado's oil and gas assets are located in the East Texas Woodbine Field, which covers five counties in East Texas, those being Rusk, Gregg, Smith, Upshur and Cherokee. This field is over 70 years old, having produced over six billion barrels of oil, with estimated reserves of one billion barrels remaining.

         For the three and six months ended June 30, 2005, the Company had net revenues of $58,895 and $126,956, respectively, from its proven reserves in the East Texas property.

         As of June 30, 2005, $250,926 has been capitalized in connection with the exploration of unproven properties.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - CONTINGENCIES

         On September 30, 2004, the Company entered into an agreement with Michael Sheriff and AirGATE Technologies, Inc. whereby 100% of AirGATE's stock owned by X-Change Corporation would be sold to Michael Sheriff in exchange for the return of 3,500,000 common shares of X- Change Corporation's stock. As part of the purchase price, X-Change Corporation is entitled to 15 percent of the net proceeds resulting from contracts then in development in the automotive, medical instrument, aerospace and oil exploration services industries.

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

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil & Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil & Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil & Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the Texas operator's license for oil and gas properties of Kolt Oil & Gas.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 12 - SALE OF WORKING INTEREST

         On June 6, 2005, the Company gave Flag Energy Resources, Inc. the exclusive rights to market a portion of the Company's properties in East Texas for a period of 90 days upon depositing $100,000.

NOTE 13 - SUBSEQUENT EVENTS

         On July 20, 2005, the Company reacquired AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. See Form 8K filed with the Securities and Exchange Commission dated July 28, 2005 for more information. After the AirGATE acquisition, the Company issued 650,000 shares of restricted common stock to consultants of AirGATE Technologies, Inc. In connection with issuance of the shares, $130,000 was recorded as consulting expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

The Company's primary focus is to acquire interests in emerging opportunities that the Company believes will generate significant revenues and return a profit to shareholders. In the oil and gas industry, the Company will continue to evaluate its prospects and opportunities. If feasible, these properties will be developed or will be sold at a profit to the Company. The Company intends to utilize its oil and gas contacts to market its AirGATE developed technology to the oil and gas industry where AirGATE already holds a significant contract.

The Company's business model now consists of several key differentiators that, management feels, will set it apart. The Company's focus is to create long-term shareholder value by:

- Pursuing intelligent, opportunistic acquisitions of advanced technology plays and companies whose business plans and operations are complementary to the Company's future growth;

- Consolidating redundant functions, such as operations, billing and accounting and customer support;

- Partnering with other companies that can provide leverage for the Company's activities;

-  Joining  industry   organizations  to  highlight  the  Company's   technology
solutions.

Currently the Company has two wholly-owned subsidiaries, Curado Energy Resources, Inc., which presently owns 55 wells in East Texas and which was formerly known as OIL ID systems, and Kolt Oil & Gas, Inc., which is licensed to operate oil and gas properties in Texas.

The Company, through Curado, has as its objective the development of its current properties through biochemical treatment and well deepening efforts.

Currently, all of Curado's oil and gas assets are located in the East Texas Woodbine Field, which covers five counties in East Texas, those being Rusk, Gregg, Smith, Upshur and Cherokee. This field is over 70 years old, having produced over six billion barrels of oil, with estimated reserves of one billion barrels remaining.

In April 2005, the Company was contacted by agents of the Royal Government of Cambodia regarding onshore and offshore oil and gas research and exploration rights in Cambodia.

Representatives of the company traveled to Cambodia to evaluate the opportunity, and plans were made to open a Cambodian office pending approvals.

Based upon the opportunities presented to the Company in Cambodia, X-Change Corporation has facilitated a Memorandum of Understanding ("MOU") between KD Power Group Co., Ltd. of the Kingdom of Cambodia and Boca Shipping Ltd., a Bahamian company for a coal mining exploration and production project for the Ang Long Veng District in Cambodia. For its part, the X-Change Corporation will receive a 5% share of the interests of Boca Shipping Ltd.

PARAGONE BIO-TECHNOLOGY: Since the fourth quarter of 2004, Curado has been evaluating a proprietary process for injecting a microbial bio-tech process into low and non performing wells. Micro-Tes manufactures the microbial-based product that is the basis for the proprietary process. Curado has gained access to the microbial product through a distribution agreement that Micro-Tes has with the Robert Barbee, a director and executive officer of the Company. Micro-Tes was founded in 1991 and manufactures a broad line of microbial-based products. These products consist of blends of acclimated, naturally occurring, non-pathogenic microbes. These microbes offer a safe and economical alternative to chemicals. Curado uses the Micro-Tes' product named PARAGONE, which solubilizes paraffin and asphaltene in formations, well bores, pumps, flow lines, heater treaters and storage tanks. The product reduces or eliminates emulsion, corrosion, scale, hydrogen sulfide and oil carry over. PARAGONE releases drilling fluid, frac gels, polymers and soap from the formation. It increases API gravity, oil production, gas production and water injection rates.

The use of PARAGONE allows Curado to focus on recompletions and workovers that would otherwise be cost prohibitive. In addition to the recompletions and workovers of existing wells, Curado will focus on deepening existing wells when management believes deepening is economically feasible. The Company is focusing on enhanced recovery technologies that will allow it to maximize the potential of its current holdings.

MANAGEMENT

CHARLES STIDHAM

He was a private investor during the five years preceding the date of this report. He graduated from Georgia Tech University in 1964 with a degree in mechanical engineering and from the University of Texas in Austin with a Juris Doctorate in 1972. Mr. Stidham resigned as Chief Executive Officer and Chairman immediately after the AirGATE reacquisition.

MICHAEL SHERIFF

Mr. Sheriff joined the Company immediately after the acquisition of AirGATE Technologies as Chariman and Chief Executive Officer.

Michael Sheriff, president and chief executive officer, has over thirty-five years of experience in the computer and telecommunications industry. In 1998 Mr. Sheriff founded Net Access Exchange, Inc., dba YPAY. YPAY was a new Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections - the first broadband over narrowband advertising and entertainment network, providing TV-like advertising without compromising or interfering with the user's Internet connection. YPAY utilized a patented message delivery system to harness the power of the Internet with multi-media and market-targeting capabilities not available in any other advertising medium.

In 1995, Mr. Sheriff founded CyberQuest -- a full-service Internet development company -- focusing its efforts on Internet commerce in the business-to-business marketplaces. Under Mr. Sheriff's leadership, the company's Internet e-commerce flagship, bid4it, was developed utilizing a revolutionary new, patent pending "bid-and-ask" matching technology. The site was launched in 1997 as one of the first commodity trading Internet applications. Mr. Sheriff sold CyberQuest in October 1998 to a NASD OTC:BB listed company. He then served as CEO of the public company, CBQ, Inc., as well as being Chairman of the company's Board of Directors.

In 1994, Mr. Sheriff founded and developed Good Stuff Cheap (GSC), a first to market Internet- based retail site. The company was the first to use intelligent shopping agents and was featured in Wired Magazine in December 1994, GSC was also featured on the Discovery Channel in December 1996.

Mr. Sheriff is also the former founder, President and CEO of ActionFax International, Inc. Action Fax operates one of the largest public fax/Internet kiosk networks in the world with locations in most world airports.

Prior to ActionFax, Mr Sheriff was the founder and President of First National Computer Corporation, which pioneered the rental of personal computers. Under his direction, First National Computer became one of the largest PC rental firms in the United States.

Mr. Sheriff has held senior sales, marketing and management positions with National Semiconductor, Northern Telecom, SYCOR, Inc. and SINGER.

DEAN ELLIOTT

Mr. Elliott served as the interim President for the Company during the second quarter until his resignation on July 20, 2005.

Mr. Elliott holds a Bachelor of Arts from the University of Texas. Mr. Elliot has over 25 years experience in the oil and gas industry. The first 15 years was spent in the crude oil marketing division of Tesoro Petroleum Corp. (NYSE), Mitsuri & Co. (NYSE) subsidiary of Avant Petroleum and Adams Resources, Inc.
(AMEX) subsidiary Gulfmark Energy, Inc. where the negotiation purchase and sales and logistics movements of millions of barrels of oil. From 1991 to present, Mr. Elliott has acted as president of independent oil companies, Kolt Oil & Gas, Inc. and PRL Oil Company, Inc. His responsibilities include seeking, securing, and overseeing exploration porjects, producing oil and gas property acquisition, rasing necessary capital from private investors, supervision of pumpers, field personnel, administrative staff dealing with entering into contracts and all other aspects of operations from prospects to pipeline.

ROBERT BARBEE

Mr. Barbee holds a Business Degree from Kilgore College, which he obtained in 1992. He has been actively involved in the oil and gas business in East Texas since 1989. Mr. Barbee has been Vice- President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store, which has garnered the distributorship for micro chemical applications to down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resource. From 1995 through 1998 Mr. Barbee was Operations Management for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually. Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop, which focuses principally on the aviation and oil and gas industries.

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

RESULTS OF OPERATIONS

The Company had $45,715 and $128,014 in general and administrative expenses for the three month ended June 30, 2005 and 2004, respectively. For the quarters ended June 30, 2005 and 2004, the Company had $58,895 and $0 in revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had total current assets of $240,374 and total assets of $489,465 as compared to $4,902 current assets and $41,780 total assets at December 31, 2004. The Company had a net working capital (deficit) of ($58,601) at June 30, 2005 and ($37,390) at December 31, 2004.

Net stockholders' equity (deficit) in the Company was and $190,490 as of June 30, 2005 and ($512) at December 31, 2004.

The Company continues to seek strategic alternatives, including discussions with joint venture partners and investors. During January 2004, the Company signed a revolving line of credit promissory note for $500,000 with certain shareholders. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

* Filed herewith.

Reports on Form 8-K filed in the second quarter of 2005:

         On July 20, 2005, The X-Change Corporation acquired all the outstanding shares of AirGATE Technologies, Inc., pursuant to the Stock Purchase Agreement between Michael L. Sheriff and the Company. This transaction of detailed in the 8K filing dated July 27, 2005 and filed July 28, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: August 15, 2005                  By:/s/ Michael L. Sheriff
                                       -------------------------
                                       Michael L. Sheriff,
                                       Chief Executive Officer
                                       (Principal Executive Officer)



DATE: August 15, 2005                  By:/s/ Scott R. Thompson
                                       ------------------------
                                       Scott R. Thompson,
                                       Chief Financial Officer
                                       (Principal Financial Officer)