Form 10QSB
period 2005-09-30
X-CHANGE CORP
filed 2005-11-14
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 (972) 747-1206
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: SEPTEMBER 30, 2005 25,572,000


         TRANSITIONAL  SMALL BUSINESS  DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                  2005                  2004
                                                                           -------------------  --------------------
ASSETS
Current Assets:
     Cash                                                                  $            54,549  $              4,902
     Accounts Receivable                                                               142,158                     -
     Salary Advance                                                                      2,030                     -
     Prepaid Expense                                                                     9,250                     -
                                                                           -------------------  --------------------
Total Current Assets                                                                   207,987                 4,902
                                                                           -------------------  --------------------

Fixed Assets:
     Office Equipment                                                                   28,509                     -
     Less Accumulated Depreciation                                                      (9,751)                    -
                                                                           -------------------  --------------------
Net Fixed Assets                                                                        18,758                     -
                                                                           -------------------  --------------------

Oil & Gas Properties:
     Oil & Gas Properties                                                              295,800                36,878
     Less Depletion                                                                     (5,032)                    -
                                                                           -------------------  --------------------
Net Oil & Gas Properties                                                               290,768                36,878
                                                                           -------------------  --------------------

Intangible Assets:
     Goodwill                                                                          174,587                     -
                                                                           -------------------  --------------------

TOTAL ASSETS                                                               $           692,100  $             41,780
                                                                           ===================  ====================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                September 30,       December 31,
                                                                                    2005                2004
                                                                             ------------------- -------------------

LIABILITIES
Current Liabilities:
     Accounts Payable and Accrued Liabilities                                $           132,723 $            42,292
     Notes Payable                                                                       209,415                   -
     Due to Shareholder                                                                  191,924                   -
                                                                             ------------------- -------------------
Total Current Liabilities                                                                534,062              42,292
                                                                             ------------------- -------------------

TOTAL LIABILITIES                                                                        534,062              42,292
                                                                             ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at September 30, 2005 and December 31, 2004                                    -                   -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 25,572,000 and 14,752,000
       at September 30, 2005 and December 31, 2004                                        25,572              14,752
     Paid-In Capital                                                                     843,875             653,283
     Retained Deficit                                                                   (536,688)           (536,688)
     Deficit Accumulated During Development Stage                                       (174,721)           (131,859)
                                                                             ------------------- -------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     158,038                (512)
                                                                             ------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                             $           692,100 $            41,780
                                                                             =================== ===================











                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                         Since
                                                                                                                       October 4,
                                                                                                                          2000
                                                       For the Three Months Ended     For the Nine Months Ended       Inception of
                                                        September 30,                       September 30,             Development
                                                    2005              2004              2005             2004            Stage
                                             ------------------ ----------------- ---------------- ---------------- ----------------

Revenues                                     $          446,761 $               - $        573,717 $              - $        611,156
Costs of Operations                                     123,761                 -          162,237                -          191,429
                                             ------------------ ----------------- ---------------- ---------------- ----------------

   Net Operating Income                                 323,000                 -          411,480                -          419,727

Expenses
   Consulting                                           183,588                 -          194,496                -          194,496
   General & Administrative                             290,541             4,575          334,652            8,759          416,443
                                             ------------------ ----------------- ---------------- ---------------- ----------------

Net Loss from Continuing Operations                    (151,129)           (4,575)        (117,668)          (8,759)       (191,212)
                                             ------------------ ----------------- ---------------- ---------------- ----------------

Other Income (Expense)
   Interest Expense                                     (21,451)                -          (25,384)               -         (25,384)
   Interest Income                                          128                 -              190                -              190
   Sale of Working Interest                                   -                 -          100,000                -          100,000

Discontinued Operations
   Loss on Sale of AirGate                                    -           (67,315)               -          (67,315)        (58,315)
                                             ------------------ ----------------- ---------------- ---------------- ----------------

     Net Income (Loss)                       $         (172,452)$         (71,890)$        (42,862)$        (76,074)$      (174,721)
                                             ================== ================= ================ ================ ================

Earnings per Share, Basic & Diluted          $           (0.01) $               - $              - $          (0.01)
                                             ================== ================= ================ ================

Weighted Average
Shares Outstanding                                   23,256,786        17,102,000       17,730,788       15,379,635
                                             ================== ================= ================ ================




                             See accompanying notes

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Nine Months Ended           Inception of
                                                                             September 30,                  Development
                                                                 --------------------------------------
                                                                        2005                2004               Stage
                                                                 ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $          (42,862) $          (76,074) $        (174,721)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Depreciation and Depletion                                                   14,783                   -             14,783
Stock Issued for Services                                                   131,000               3,000            135,150
Net Loss from Discontinued Operations                                             -              67,315             58,315
Change in Operating Assets and Liabilities:
(Increase) Decrease in Deposits                                                   -                   -                  -
(Increase) Decrease in Employee Advances                                     (2,030)                  -             (2,030)
(Increase) Decrease in Accounts Receivable                                 (142,158)                  -           (142,158)
(Increase) Decrease in Prepaid Expense                                       (9,250)                  -             (9,250)
Increase (Decrease) in Accounts Payable                                      90,431                (926)           161,818
Increase (Decrease) in Accrued Interest                                      27,339                   -             27,339
                                                                 ------------------  ------------------  -----------------

Net Cash Used in Operating Activities                                        67,253              (6,685)            69,246
Net Cash Used in Discontinued Activities                                          -               6,685              6,685
                                                                 ------------------  ------------------  -----------------
Net Cash Used in Operating Activities                                        67,253                   -             75,931
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil & Gas Property Interest                                                (258,922)                  -           (295,800)
Purchase of Office Equipment                                                (28,509)                  -            (28,509)
Sale of Office Equipment                                                          -                   -                  -
Purchase of Furniture and Fixtures                                                -                   -                  -
Purchase of Goodwill                                                       (174,587)                  -           (174,587)
                                                                 ------------------  ------------------  -----------------
Net Cash Provided by Investing Activities                                  (462,018)                  -           (498,896)
                                                                 ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                                         200,000                   -            200,000
Proceeds from Shareholder Loan                                              174,000                   -            174,000
Proceeds from Common Stock Issued                                            10,000                   -             10,000
Capital Contributed                                                          60,412                   -             93,514
                                                                 ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                                   444,412                   -            477,514
                                                                 ------------------  ------------------  -----------------


Net (Decrease) Increase in Cash                                              49,647                   -             54,549
Cash at Beginning of Period                                                   4,902                   -                  -
                                                                 ------------------  ------------------  -----------------
Cash at End of Period                                            $           54,549  $                -  $          54,549
                                                                 ==================  ==================  =================

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                            Cumulative
                                                                                                               Since
                                                                                                            October 4,
                                                                                                               2000
                                                                       For the Nine Months Ended           Inception of
                                                                             September 30,                  Development
                                                                 --------------------------------------
                                                                        2005                2004               Stage
                                                                 ------------------  ------------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                       $                -  $                -  $               -
  Franchise and Income Taxes                                     $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Common stock issued for services provided                        $          131,000  $                -  $               -





















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $711,000 for the period from October 4, 2000 (inception of development stage) to September 30, 2005.

         The Company's general business strategy is to acquire interests in emerging opportunities that the Company believes will generate significant revenues and return a profit to shareholders.

         In the radio frequency identification (RFID) and intelligent sensor networks business space, the Company will continue to position itself in the industry as a total end-to-end solution enabler. The continued operations of the Company in this industry is dependent on the ability of the Company to continue to obtain developmental contracts as well as royalty agreements on developed technologies.

         In the oil and gas industry, the Company will continue to evaluate its prospects and opportunities, and if feasible, these properties will be developed or will be sold at a profit to the Company. The continued operations of the Company and the recoverability of oil and gas property acquisition, exploration and development costs is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain financing to complete the development of those reserves, and upon future profitable production. To date, the Company has not generated significant revenues from the oil and gas operations and will require additional funds to meet its obligation and the costs of its operations. As a result, significant losses are anticipated prior to the generation of any significant revenues in the oil and gas operations. The Company may plan additional ongoing equity financing by way of private placements to fund its obligations and operations.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         The Company's future capital requirements will depend on many factors, including securing additional developmental contracts and royalty agreements, costs of exploration of the properties, cash flow from operations, costs to complete well production, if warranted, and competition and global market conditions. The Company's anticipated recurring operating losses and growing working capital needs may require that it obtain additional capital to operate its business. Further, the Company does not have sufficient funds on hand to complete the exploration of the oil and gas properties.

         Should the Company be unable to secure development contracts, the Company will depend almost exclusively on outside capital to complete current technology projects as well as the exploration and development of the oil and gas properties. Such outside capital will include the sale of additional stock and could include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these continuing technology development and/or exploration and development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

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

Interim Reporting

         The unaudited financial statements as of September 30, 2005 and for the three and nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On July 20, 2005, the Company reacquired 100 percent of the outstanding shares of AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. Accordingly, the results of operations for AirGATE Technologies, Inc. have been included in the accompanying consolidated financial statements from that date forward.

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

         On September 30, 2004, the Company decided to discontinue its efforts with the AirGATE business plan and sold AirGATE to Michael L. Sheriff. Subsequently, the Company reacquired AirGATE Technologies, Inc.

         In connection with a share purchase agreement with Kolt Oil & Gas, because of continued rising oil and gas demand and prices, the Company decided to investigate opportunities in the oil and gas industry. The Company's objective regarding the oil and gas industry is to identify, acquire, and develop working interest percentages in smaller, underdeveloped oil and gas projects that do not meet the requirements of the larger producers and developers. The Company's primary objective is now in the RFID industry and is to position the Company as a total end-to-end solution provider.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Principals of Consolidation

         The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiaries AirGATE Technologies, Inc. and Curado Energy Resources, Inc. (Formerly OIL ID Systems, Inc.) The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

         Total depletion expense for the nine months ended September 30, 2005 and 2004 was $5,032 and $0, respectively.

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

Revenue Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.

Depreciation and Amortization

         Fixed assets are recorded at cost and depreciated using straight line and accelerated methods over the estimated useful lives of the assets which range from three to five years. Fixed assets consisted of the following at September 30, 2005 and December 31, 2004:


                                                    September 30,               December 31,
                                                         2005
                                                         2005                       2004
                                                ----------------------     ----------------------
Office Equipment                                $               28,509     $                    -
Less Accumulated Depreciation                                   (9,751)                         -
                                                ----------------------     ----------------------

Total                                           $               18,758     $                    -
                                                ======================     ======================


         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation there on are eliminate from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


         Total depreciation expense for the nine months needed September 31, 2005 and 2004 was $5,174 and $0.

         The Company has adopted the Financial Accounting Standards Board SFAS No., 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

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

Income Taxes

         The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of December 31, 2004, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         As common with a development stage company, the Company has had recurring losses during the development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed strategies, which they believe will accomplish the objectives through development contracts and through additional equity funding and long term financing if necessary.

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

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS (Continued)

         Subsequent to September 30, 2005, the Company will re-locate its corporate headquarters to the Bethany Tech Center, in Allen, Texas. The Company will lease 11,400 square feet of office space from November 1, 2005 through December 31, 2010. The lease payments are $7,830 per month over the duration of the lease.

NOTE 5 - LINE OF CREDIT / NOTE PAYABLE - SHAREHOLDER

         During January, 2005, a shareholder extended to the Company an unsecured line of credit for up to $500,000. The credit line carries interest at the existing prime rate. As of September 30, 2005, the Company owed $25,702, against this line of credit and is reported along with accrued interest in the accompanying financial statements as Due to Shareholder.

         On September 30, 2004, the Company received a loan from a shareholder of $149,000. This note carries an interest rate of 11 percent per annum. As of September 30, 2005, the total amount of principal and interest due on this note is $166,222.

NOTE 6 - NOTE PAYABLE

         As of September 30, 2005, the Company had a short term loan of $200,000, with interest at 8 percent. As of September 30, 2005, accrued interest on this loan was $9,415.

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

         As of September 30, 2005, there are no preferred shares issued.

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

         On July 20, 2005, the Company reacquired AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. After the AirGATE acquisition, the Company issued 650,000 shares of restricted common stock to consultants of AirGATE Technologies, Inc. In connection with issuance of the shares, $130,000 was recorded as a one time consulting expense.

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9 - OIL AND GAS ACTIVITIES

         As of September 30, 2005, the Company has two wholly-owned subsidiaries in oil and gas arena, Curado Energy Resources, Inc., which owned 55 wells in East Texas and which was formerly known as OIL ID systems, and Kolt Oil & Gas, Inc., which is licensed to operate oil and gas properties in Texas.

         All of Curado's oil and gas assets are located in the East Texas Woodbine Field, which covers five counties in East Texas, those being Rusk, Gregg, Smith, Upshur and Cherokee. This field is over 70 years old, having produced over six billion barrels of oil, with estimated reserves of one billion barrels remaining.

         For the three and nine months ended September 30, 2005, the Company had net revenues of $45,778 and $172,734, respectively, from its proven reserves in the East Texas property.

         As of September 30, 2005, $295,800 has been capitalized in connection with the exploration of unproven properties.

NOTE 10 - MERGER/ACQUISITION

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

         On March 13, 2003, the Company rescinded its agreement with X-Change Technologies. The rescission, essentially, resulted in the return of all X-Change Corporation's assets in exchange for the surrender of all securities held by the former X-Change Technologies shareholders in the Company and the assumption by X-Change Technologies Corp. of all the Company's debt immediately prior to closing. The rescission effected a change in control over the business, policies and affairs of the Company from the X-Change shareholders to those shareholders holding securities in the Company prior to January 15, 2002. As a result, 15,062,000 shares of common stock and 5,000,000 shares of preferred stock were returned to treasury and the Company now has 22,540,000 shares of common stock, which was the amount outstanding immediately prior to closing of the X-

                            THE X-CHANGE CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10 - MERGER/ACQUISITION (Continued)

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

NOTE 11 - SALE OF WORKING INTEREST

         On June 6, 2005, the Company gave Flag Energy Resources, Inc. the exclusive rights to market a portion of the Company's properties in East Texas for a period of 90 days upon depositing $100,000.

NOTE 12 - SUBSEQUENT EVENTS

         On November 1, 2005, the Company closed a sale for the oil and gas wells in East Texas for $500,000 in cash. The sale resulted in an approximate gain of $209,232 for the Company. The proceeds will be utilized to reduce outstanding accounts payable and debt as well as fund AirGATE's numerous development opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATION

The Company's primary focus is to develop recurring revenue opportunities that the Company believes will generate significant revenues and return a profit to shareholders. The Company intends to utilize its oil and gas contacts to market the AirGATE developed technology to the oil and gas industry. AirGATE has completed Phase I of the three phases of an agreement with a major oil services company utilizing proprietary AirGATE technology in a major segment of oil exploration. A successful completion of the project could potentially revolutionize this $4 billion dollar portion of the oil industry. AirGATE has filed a patent with the customer on the technology. In addition, AirGATE has conducted pilots in several other industries, including automotive, aerospace, and medical industries. AirGATE has also developed proprietary wireless technology for child safety seats, prison inmate identification and product authentication. AirGATE has multiple patents pending on their intellectual property.

The Company's business model consists of several key differentiators that, management feels, will set it apart. The Company's focus is to create long-term shareholder value by:

o        Pursuing intelligent, opportunistic acquisitions of advanced technology
         plays  and  companies   whose   business   plans  and   operations  are
         complementary to the Company's future growth;

o Consolidating redundant functions, such as operations, billing and accounting and customer support;

o Developing proprietary, patentable technology that can be licensed to create recurring revenue;

o Partnering with other companies that can provide leverage for the Company's activities;

o Joining industry organizations to highlight the Company's technology solutions.

Currently  the  Company  has  two  wholly-owned   subsidiaries,   Curado  Energy
Resources, Inc., which owned 55 wells in East Texas as of September 30, 2005 and which was formerly known as OIL ID systems, and AirGATE Technologies, Inc.

Curado's oil and gas assets are located in the East Texas Woodbine Field, which covers five counties in East Texas, those being Rusk, Gregg, Smith, Upshur and Cherokee. This field is over 70 years old, having produced over six billion barrels of oil, with estimated reserves of one billion barrels remaining.

Through AirGATE Technologies, Inc. the Company's objective is to develop and acquire a defensible intellectual property and product base, in order to generate recurring revenue. AirGATE Technologies, Inc. is an early stage company specializing in radio frequency identification (RFID), wireless technology and intelligent, sensor networks.

It is expected that these markets will exceed $6 billion dollars by 2007. As a full solution company, AirGATE Technologies handles business assessment, process and technology blending, solution architecture, technology selection, including proprietary AirGATE technology, and solution integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises.

In April 2005, the Company was contacted by agents of the Royal Government of Cambodia regarding onshore and offshore oil and gas research and exploration rights in Cambodia. Representatives of the company traveled to Cambodia to evaluate the opportunity, and plans were made to open a Cambodian office pending approvals. The Company continues to evaluate this opportunity.

Based upon the opportunities presented to the Company in Cambodia, X-Change Corporation has facilitated a Memorandum of Understanding ("MOU") between KD Power Group Co., Ltd. of the Kingdom of Cambodia and Boca Shipping Ltd., a Bahamian company for a coal mining exploration and production project for the Ang Long Veng District in Cambodia. For its part, the X-Change Corporation will receive a 5% share of the interests of Boca Shipping Ltd. Pending the outcome of this venture, the Company will evaluate its importance and strategic value to the Company.

MANAGEMENT

CHARLES STIDHAM

Mr. Stidham  resigned as Chief Executive  Officer and Chairman on July 20, 2005.

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

AIRGATE TECHNOLOGIES, INC.

AirGATE Technologies, Inc. is an early stage company specializing in radio frequency identification (RFID), wireless technology and intelligent, sensor networks. It is expected that these markets will exceed $6 billion dollars by 2007. As a full solution company, AirGATE handles business assessment, process and technology blending, solution architecture, technology selection, including proprietary AirGATE technology, integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises.

AirGATE is positioned in the RFID industry as a total end-to-end solution enabler. As a result of its exposure and work with large clients, AirGATE is recognized in the industry with go-to name recognition. It is AirGATE's objective to develop or acquire a defensible intellectual property and product base that creates recurring revenue. Melding superior technical skills with outside-the-box thinking and state-of-the-art technologies, the Company provides its customers with innovative technology solutions. AirGATE builds its portfolios of products and services around a simple concept; provide the customer with truly exceptional value and the Company is assured of an exceptional return. AirGATE provides its customers with solutions tailored to their specific needs; products and services of unsurpassed convenience, performance and reliability that are an uncommon value.

AirGATE has focused its efforts in vertical markets that offer broad leverage with these characteristics -- harsh environment, long read range required, metal and liquid proximity-which are difficult or impossible with standard RFID solutions. AirGATE's technology solutions involve three key technologies: wireless, including high frequency (13.56 MHz.), ultra-high frequency (900 - 928 MHz.), Zigbee (802.15.4) and ultra wideband (UWB.), and surface acoustic wave
(SAW). AirGATE has focused its expertise on closed-loop RFID and wireless applications in vertical markets. Because closed-loop applications are intrinsically results oriented and are not dependent on factors outside of AirGATE's control, the time to market and revenue for AirGATE is ultimately shorter and more controllable.

RESULTS OF OPERATIONS

The Company had $290,541and $4,575 in general and administrative expenses for the three month ended September 30, 2005 and 2004, respectively. For the quarters ended September 30, 2005 and 2004, the Company had $446,761 and $0 in revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had total current assets of $207,987 and total assets of $692,100 as compared to $4,902 current assets and $41,780 total assets at December 31, 2004. The Company had a net working capital (deficit) of ($326,075) at September 30, 2005 and ($37,390) at December 31, 2004.

Net stockholders' equity (deficit) in the Company was and $158,038 as of September 30, 2005 and ($512) at December 31, 2004.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

         On July 20, 2005, the Company reacquired AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. In conjunction with the acquisition, Mr. Charles Stidham resigned as Chief Executive Officer and
Chairman and Mr. Michael Sheriff joined the Company as Chariman and Chief Executive Officer.

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

* Filed herewith.

Reports on Form 8-K filed in the third quarter of 2005:

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

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: November 14, 2005                            By:/s/ Michael L. Sheriff
                                                   -------------------------
                                                   Michael L. Sheriff,
                                                   Chief Executive Officer
                                                  (Principal Executive Officer)



DATE: November 14, 2005                            By:/s/ Scott R. Thompson
                                                   ------------------------
                                                   Scott R. Thompson,
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)