Form 10KSB
period 2005-12-31
X-CHANGE CORP
filed 2006-04-20
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For the fiscal year ended                                December 31, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

Commission file number                                  002-41703

                            THE X-CHANGE CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                    90-0156146
---------------------------------------      -----------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)
                               710 Century Parkway
                                Allen, TX 75013
               (Address of principal executive offices)(Zip Code)


                                 (972) 747-0051
                (Issuer's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer's revenues for its most recent fiscal year:  $567,238

As of March 31, 2006, there were approximately 27,222,000 shares of Common Stock outstanding, of which 20,522,000 were held by non-affiliates. The aggregate market value of Common Stock (based upon the closing price on March 31, 2006) held by non-affiliates was approximately $8,208,800.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM     1.       Description of Business..................................... 3

ITEM  2. Description of Property.............................................. 5

ITEM  3. Legal Proceedings.................................................... 5

ITEM  4. Submission of Matters to a Vote of Security Holders.................. 5

                                     PART II

ITEM  5. Market for Common Equity and Related Stockholder Matters............. 5

ITEM  6.          Management's Discussion and Analysis or Plan of Operation... 7

ITEM  7. Financial Statements................................................. 7

ITEM  8. Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure................................... 8

ITEM  8a.         Controls and Procedures..................................... 8

ITEM  8b.         Other Information   ........................................ 8

                                    PART III

ITEM  9. Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act.......... 8

ITEM  10.         Executive Compensation......................................10

ITEM  11. Security Ownership of Certain Beneficial Owners and Management......10

ITEM 12. Certain Relationships and Related Transactions.......................11

ITEM 13. Exhibits and Reports on Form 8-K.....................................11

ITEM 14. Principal Accountant Fees and Services ..............................12

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

ITEM 1   DESCRIPTION OF BUSINESS

ORGANIZATION AND HISTORY: The Company was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. The company was originally organized to seek merger and/or acquisition candidates. In this respect the Company has engaged in numerous transactions since inception and is now intent on furthering the business interest of the most recent acquisition, AirGATE Technologies, Inc.

The Company, since inception, has had as its principal business purpose the identification of and capitalization on business opportunities. In furtherance of this, the Company has made a number of acquisitions during its existence.

In June 2004, the Company formed a new subsidiary, OIL ID Systems, Inc., which subsequently acquired 38 wells in east Texas and is headquartered in Allen, TX. This subsidiary subsequently changed its name to Curado Oil & Gas. The principals involved in this subsidiary have 25 years of experience in the marketing of and exploration for petroleum products and services. On November 1, 2005, substantially all of the assets of Curado were sold to a local oil and gas producer in order to further the business development of AirGATE Technolgies, Inc.

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

 In September 2004, AirGATE, which was previous owned by the company, was sold to Michael L. Sheriff. At that time, the Company retained a 15% revenue interest in projects that AirGATE held at the time. On July 20, 2005, the Company reacquired AirGATE Technologies, Inc. for 10,000,000 shares of restricted common stock.

PRESENT BUSINESS MODEL: The Company's business model is now primarily focused on furthering the success of the wholly owned subsidiary AirGATE Technologies, Inc. AirGATE Technologies, Inc. is an early-stage company and is a leading provider of wireless solutions utilizing radio frequency identification (RFID), 802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave) technologies. It is expected that these markets will exceed $6 billion dollars by 2008 and provide the Company with upside potential as the RFID markets continue to mature. AirGATE Technologies, Inc., a leader in unique applications utilizing RFID and wireless, intelligent, sensor technology, is a full-solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises. AirGATE is a founding member of the DFW-based RFID HUB.

The AirGATE mission is to provide customers with innovative technology solutions, such as Radio Frequency Identification (RFID), that are the product of inventive minds melding superior technical skills with outside-the-box thinking and state-of-the-art technologies. AirGATE builds its portfolios of products and services around a simple concept; provide the customer with truly exceptional value and AirGATE is assured of an exceptional return. AirGATE provides customers with solutions tailored to their specific needs; products and services of unsurpassed convenience, performance and reliability that are an uncommon value. AirGATE's current applications include prison inmate collect call verification, child safety seat buckle status, product authentication, real-time location systems, remote oil and gas well monitoring and proprietary oil industry solutions.

AirGATE holds several lucrative development contracts. These companies include Hexion Specialty Chemical, Securus Technologies, Inc. and Hitachi America, Ltd.

Based in Columbus, Ohio, Hexion Specialty Chemicals combines the former Borden Chemical, Bakelite, Resolution Performance Products and Resolution Specialty Materials companies into the global leader in thermoset resins. Hexion serves the global wood and industrial markets through a broad range of thermoset technologies, specialty products and technical support for customers in a diverse range of applications and industries. Hexion Specialty Chemicals is owned by an affiliate of Apollo Management, L.P. Additional information is available at www.hexion.com. For the year ended December 31, 2005, Hexion Specialty Chemicals posted total revenue of $4.5 Billion.

SECURUS Technologies is the country's largest independent supplier of detainee telecommunications and information management solutions, serving over 3,100 correctional facilities nationwide. A recognized leader in providing comprehensive, innovative technical solutions and responsive customer service, SECURUS' sole focus is the specialized needs of the corrections and law enforcement communities. SECURUS is headquartered in Dallas, Texas, with offices in Selma, Alabama; Raleigh, North Carolina; Brantford, Ontario; Belleville, Ontario, and has application redundancy backup systems in Allen, Texas and Irving Texas. Please visit: http://www.securustech.net.

Hitachi America, Ltd., a subsidiary of Hitachi, Ltd., markets and manufactures a broad range of electronics, computer systems and products, and consumer electronics, and provides industrial equipment and services throughout North America. For more information, visit http://www.hitachi.us.

AirGATE's is currently focused on creating development contracts with high profile corporations. The development contracts create immediate cash flow for the company. However, the key to the long-term success of the Company is the built-in recurring revenue stream. Each relationship establishes a recurring revenue stream whereby AirGATE is paid a portion of the corporate partners revenue stream generated utilizing the AirGATE developed technologies upon commercialization.

AirGATE currently has several patents pending on its technology and will continue to file additional patents to protect its intellectual property.

AirGATE Technologies' business model is strengthened by several key differentiators that sets it apart from its competition. AirGATE's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic, wireless and RFID applications in vertical industries that generate recurring revenue; (2) Partnering with other wireless and RFID solution providers, both hardware and software; (3) Partnering with industry organizations, highlighting AirGATE's wireless solutions; (4) Partnering with strategic vendors and manufacturers; and (5) continue building a recognizable brand identity for the Company.

The founders of AirGATE Technologies have over 125 years accumulated expertise in Radio Frequency (RF) solutions, services, middleware and network management systems including:

>>       Supply Chain Management
>>       Wireless and RF Engineering
>>       System Integration

>>       Network Management Systems
>>       Enterprise Databases
>>       Microsoft and UNIX Environments

The team has a mix of financial, technical, network, and wireless backgrounds as well as a strong emphasis on operations and marketing with such companies as Northern Telecom, Texas Instruments, Sprint, MCI, Motorola, ActionFax International, Inc., and Ericsson. All are seasoned entrepreneurs

ITEM 2   DESCRIPTION OF PROPERTY

The executive offices of the Company, as of the date this report, are located at 710 Century Parkway Allen, TX 75013. The Company entered into a long-term lease arrangement for this space on November 1, 2005. The telephone number at this address is (972) 747-0051.


ITEM 3   LEGAL PROCEEDINGS

On January 11, 2006, The Company commenced legal action against former employee James E. Flowers, Logix Consulting, Inc. and WaveTrac, Inc. As the Plaintiff, the Company seeks temporary and permanent injunctive relief and damages against the Defendants as a result of their unlawful and malicious breach of contract (violation of non disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortuous interference with prospective business relationships; and conversion. As part of the legal action, the Company is demanding the return of 4,250,000 shares of restricted common stock issued to Mr. Flowers.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year ended December 31, 2005.


                                     PART II

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Principal Market and Sales Prices for Common Stock: As of March 15, 2006, there were 27,222,000 shares of Common Stock issued and outstanding which were held of record by 184 shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, the Company is unable to estimate the total number of stockholders represented by these record holders. As of March 15, 2005, there were no shares of Preferred Stock of the Company issued or outstanding.


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

-----------------------------------------------------------------
                        FISCAL YEAR            FISCAL YEAR

                           2005                    2004
                           ----                    ----
-----------------------------------------------------------------
                     High         Low        High        Low
-----------------------------------------------------------------
 First Quarter       $2.35       $1.26      $0.95       $0.05
-----------------------------------------------------------------
Second Quarter      $2.25.       $0.48      $0.62       $0.31
-----------------------------------------------------------------
 Third Quarter       $0.88       $0.25      $0.39       $0.12
-----------------------------------------------------------------
Fourth Quarter       $0.85       $0.30      $0.22       $0.05
-----------------------------------------------------------------

DIVIDENDS: The Company has never paid any cash dividends on its Common Stock. The Company intends to retain and use any future earnings for the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:
On December 31, 2003, certain shareholders contributed back to capital.

On March 15, 2004, the Company acquired furniture and fixtures totaling $9,000 for 15,000 shares of common stock. The Company issued these shares on August 12, 2005.

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

On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil and Gas for 2,500,000 shares of common stock. Subsequently, the share purchase agreement with Kolt Oil and Gas was rescinded and the 2,500,000 shares were canceled. On March 11, 2005, the Company issued 150,000 shares to acquire the business, operations and prospects of Kolt Oil and Gas.

On November 23, 2004, the Company issued 1,000,000 shares of restricted common stock for consulting services. The shares were valued at $0.001 per share.

On January 11, 2005, the Company issued 1,120,000 shares of restricted common stock for consulting service. In connection with the issuance of the shares, $84,000 was recorded as consulting expense.

On of March 31, 2005, the Company issued 100,000 shares of restricted common stock to an outside investor for $1.00.

On March 31, 2005, the Company issued 70,000 shares of restricted common stock for consulting services. In connection with issuance of the shares, $1,000 was recorded as consulting expense.

On July 20, 2005, the Company reacquired AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. After the AirGATE acquisition, the Company issued 650,000 shares of restricted common stock to consultants of AirGATE Technologies, Inc. In connection with issuance of the shares, $130,000 was recorded as a one time consulting expense.

On November 11, 2005, the Company issued 20,000 restricted common stock to engineer employees of the Company. In connection with issuance of the shares, $1,500 was recorded as consulting expense.


On January 5, 2006, the Company issued 10,000 restricted common stock to a consultant of the Company

On January 5, 2006, the Company issued 500,000 shares of restricted common stock, $.001 par value, to Hexion Specialty Chemical, Inc. as consideration for Hexion's expected $219,180 increase in development costs and AirGATE's expected $219,180 decrease in development costs of the development contract between Hexion and AirGATE which was finalized in the first week of 2006.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------            ---------------------------------------------------------

The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto which appear elsewhere in this report. In November 2005, the Company sold the majority of the oil and gas leases and ceased oil and gas operations. The sale of the assets for $500,000 produced a one-time gain of approximately $169,000. The proceeds were utilized to reduce certain liabilities as well as create operating capital for the furtherance of the operations of the Company's wholly owned subsidiary, AirGATE Technologies which was reaquired in July of 2005.

As is common with development stage companies, the Company has had recurring losses from operations since inception and had a deficit at year-end. Through current operations, the asset sale, development contracts and shareholder loans, the company has been able to maintain its operations in an orderly fashion.

PLAN OF OPERATION: The Company's present business model is focused on the continued development AirGATE Technologies' business model and is strengthened by several key differentiators that set it apart from its competition. AirGATE Technologies' focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic, wireless and RFID applications in vertical industries that generate recurring revenue; (2) Partnering with other wireless and RFID solution providers, both hardware and software; (3) Partnering with industry organizations, highlighting AirGATE's wireless solutions; (4)
Partnering with strategic vendors and manufacturers; and (5) Building a recognizable brand identity for AirGATE in the RFID arena.


RESULTS OF OPERATIONS: The Company had revenues of 37,439 and 567,238 for the years ended December 31, 2004 and 2005, respectively. The Company has realized a net loss from operations of $495,957 since entering the development stage in Ocrtober 2000. Since October 4, 2000, the Company has been a development stage company and had not begun principal operations. Accordingly, comparisons with prior periods are not meaningful. The Net Loss for December 31, 2004 was $73,823 while the Net Loss for December 31, 2005 was $364,098. Approximately $216,000 of one time non cash expenses are included in the loss.

LIQUIDITY AND CAPITAL RESOURCES: During 2005 the Company generated and used cash through operating activities, the sale of the oil and gas assets, and financing activities As of December 31, 2005, the Company had a net working capital deficit of approximately $249,297.

ITEM 7   FINANCIAL STATEMENTS

The financial statements of the Company as of and for the years ended December 31, 2005 and December 31, 2004 are included immediately preceding the signature page to this Report. See Item 13 for a list of the financial statements and financial statement schedules included.


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

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of the X-Change Corporation and its principal subsidiary, AirGATE Technologies, Inc., have concluded that the X-Change Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in the X-Change Corporation's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B  OTHER INFORMATION

         None.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The following table sets forth all of the current directors and executive officers of the Company, including their ages, as of the date of this report.

-------------------------- --------- -------------------------------------------
                    NAME      AGE                 POSITIONS HELD
-------------------------- --------- -------------------------------------------
Michael L. Sheriff             60    President, CEO and Chairman of the Board
-------------------------- --------- -------------------------------------------
Robert Barbee                  35          Vice President of Operations
-------------------------- --------- -------------------------------------------
Scott R. Thompson              43           CFO, Treasurer, Secretary
-------------------------- --------- -------------------------------------------

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


MICHAEL L. SHERIFF joined the Company immediately after the acquisition of AirGATE Technologies as Chariman and Chief Executive Officer.

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

In 1994, Mr. Sheriff founded and developed Good Stuff Cheap (GSC), a first-to-market Internet-based retail site. The company was the first to use intelligent shopping agents and was featured in Wired Magazine in December 1994, GSC was also featured on the Discovery Channel in December 1996.

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

ROBERT BARBEE holds a Business Degree from Kilgore College, which he obtained in 1992. He has been actively involved in the oil and gas business in East Texas since 1989. Mr. Barbee has been Vice-President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store which has obtained the distributorship for micro chemical applications for down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resource. From 1995 through 1998 Mr. Barbee was Operations Management for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually. Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop that focuses principally on the aviation and oil and gas industries.

SCOTT R. THOMPSON joined the Company in the final quarter of 2004. He graduated from the University of Denver, Colorado, in 1985 with a Bachelor of Science Degree in Accounting, receiving his CPA in 1986 while working for Ernst & Whinney, a "Big 8" accounting firm. His clients at Ernst & Whinney included privately owned and emerging businesses as well as multinational corporations in the private and public sectors. Mr. Thompson has focused during the past 12 years on real estate sales and development and since 2000 has been a part owner and manager for a capital management company. He holds Series 7, 55, 63 and 65 securities licenses.


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


ITEM 10  EXECUTIVE COMPENSATION

The Company does not owe any compensation to executive officers for the year ended December 31, 2005. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this report, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of March 15, 2006, of the Common Stock by (1) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock, (2) each director and executive officer of the Company, and (3) all directors and officers of the Company as a group.

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

NAME OF BENEFICIAL OWNER           NUMBER OF SHARES (1)         PERCENT OF CLASS

Michael Sheriff                             5,450,000                 20.02%

Robert Barbee                               1,000,000                 3.67%

Scott R. Thompson                              250,000                0.92%

James Flowers                               4,250,000(2)              15.61%

All directors and executive officers        6,700,000                 24.61%
as a group (3 persons)
----------------------

(1)      Based upon 27,712,000  shares of Common Stock  outstanding on March 31,
         2006.

(2) Currently subject to litigation

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

* Filed herewith.

Reports on Form 8-K filed during 2005:

         July 28, 2005 Stock Purchase Agreement for the acquisition of AirGATE Technologies, Resignation of Charles Stidham and Press Release.

         September 9, 2005 Termination of Jim Flowers, Chief Operating Officer

         November 4, 2005 Material Agreement, 62 month lease agreement on Current office space.

         January 3, 3006 Material Agreement, contract with Hexion Specialty Chemicals

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

       Service                              2005            2004
       ------------------------------   -------------   -------------
       Audit Fees                        $    14,600     $    5,865

       Audit-Related Services                    -           -

       Tax Fees                                  130    130

       All Other Fees                   -                         -
                                        -------------   -------------

       Total                             $    14,730     $    5,995
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

The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                            THE X-CHANGE CORPORATION

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                               Page

Independent Auditor's Report....................................F - 1

Consolidated Balance Sheets
  December 31, 2005 and 2004....................................F - 3

Consolidated Statements of Operations
  For the Years Ended December 31, 2005 and 2004................F - 4

Consolidated Statement of Stockholders' Equity
  For the Years Ended December 31, 2005 and 2004................F - 5

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2005 and 2004...............F - 10

Notes to Consolidated Financial Statements.....................F - 11

                          INDEPENDENT AUDITOR'S REPORT


The X-Change Corporation & Subsidiaries


         We have audited the accompanying consolidated balance sheets of The X-Change Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and statement of stockholders' equity for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                            Respectfully Submitted,


                                            /s/ Robison, Hill & Co.
                                            Certified Public Accountants

Salt Lake City, Utah
April 17, 2006

                            THE X-CHANGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                  2005                  2004
                                                                           -------------------  --------------------
ASSETS:
Current Assets
   Cash                                                                    $            10,505  $              4,902
   Deposits                                                                             10,270                     -
   Employee Advances                                                                       338                     -
                                                                           -------------------  --------------------
          Total Current Assets                                                          21,113                 4,902
                                                                           -------------------  --------------------

Fixed Assets
   Computer Equipment                                                                   13,453                     -
    Furniture and Fixtures                                                              30,173                     -
    Less Accumulated Depreciation                                                      (11,432)                    -
                                                                           -------------------  --------------------
          Total Fixed Assets                                                            32,194                     -
                                                                           -------------------  --------------------

Oil & Gas Properties, Using Full Costs Method
   Oil & Gas Exploration Costs                                                           4,569                36,878
                                                                           -------------------  --------------------
         Total Oil & Gas Properties                                                      4,569                36,878
                                                                           -------------------  --------------------

Total Assets                                                               $            57,876  $             41,780
                                                                           ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities
    Accounts Payable                                                       $           103,253  $             42,292
    Accrued Expenses                                                                    11,415                     -
    Loan from Shareholders                                                             155,742                     -
                                                                           -------------------  --------------------
          Total Current Liabilities                                                    270,410                42,292
                                                                           -------------------  --------------------

Stockholders' Equity
   Preferred Stock, Par Value $.001,
   Series A Convertible - 5,000,000 Shares Authorized,
   0 Issued at December 31, 2005 and 2004                                                    -                     -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 26,712,000 and 14,752,000
   at December 31, 2005 and 2004                                                        26,712                14,752
  Paid-In Capital                                                                      793,399               653,283
  Retained Deficit                                                                  (1,032,645)             (668,547)
                                                                           -------------------  --------------------
     Total Stockholders' Equity                                                       (212,534)                 (512)
                                                                           -------------------  --------------------

     Total Liabilities and Stockholders' Equity                            $            57,876  $             41,780
                                                                           ===================  ====================


The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                For the Year Ended
                                                                   December 31,
                                                      ---------------------------------------
                                                             2005                 2004
                                                      -------------------  ------------------

Revenues                                              $           400,983  $                -
Oil Revenues                                                      166,255              37,439
                                                      -------------------  ------------------
   Total Revenue                                                  567,238              37,439

Costs of Operations                                               248,370              29,192
                                                      -------------------  ------------------

   Net Operating Income                                           318,868               8,247

Expenses
   General & Administrative                                       824,703              82,070
                                                      -------------------  ------------------

Net Loss from Operations                                         (505,835)            (73,823)
                                                      -------------------  ------------------

Other Income
   Interest, Net                                                  (27,496)                  -
   Gain on Sale of Oil Wells                                      169,233                   -
                                                      -------------------  ------------------

Total Other Income                                                141,737                   -
                                                      -------------------  ------------------

     Net Income (Loss)                                $          (364,098) $          (73,823)
                                                      ===================  ==================

Earnings per Share, Basic & Diluted                   $            (0.02)  $           (0.01)
                                                      ===================  ==================

Weighted Average Shares Outstanding                            20,740,027          16,295,835
                                                      ===================  ==================







   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                          Preferred Stock            Common Stock                 Paid-In          Retained
                                         Shares  Par Value      Shares         Par Value          Capital           Deficit
                                      ---------- -------- ---------------- ----------------- ----------------- -----------------

Balance at December 31, 2003                   - $         -    13,002,000 $          14,752 $         653,283 $        (594,724)

Shares issued for services                     -        -        5,100,000             5,100            63,900                 -
Stock exchanged                                -        -          150,000               150                 -                 -
Shares canceled                                -        -       (3,500,000)           (3,500)            3,500                 -
Contributed Capital                            -        -                -                 -             5,087                 -
Net Income (Loss)                              -        -                -                 -                 -           (73,823)
                                      ---------- -------- ---------------- ----------------- ----------------- -----------------

Balance at December 31, 2004                                    14,752,000            14,752           653,283          (668,547)

Shares issued for consulting                   -        -        1,200,000             1,120            82,880                 -
Shares issued for cash                         -        -          100,000               100            99,900                 -
Shares issued for consulting                   -        -           70,000                70               930                 -
Shares exchanged for AirGate                   -        -       10,000,000            10,000          (174,424)                -
Shares issued for consulting                   -        -          650,000 650                         129,350                 -
Shares issued for consulting                   -        -           20,000                20             1,480                 -
Net Income (Loss)                              -        -                -                 -                 -          (364,098)
                                      ---------- -------- ---------------- ----------------- ----------------- -----------------

Balance at December 31, 2005                   - $       -      26,792,000 $          26,712 $         793,399 $      (1,032,645)
                                      ========== ======== ================ ================= ================= =================













   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Year Ended
                                                                                    December 31,
                                                                        -------------------------------------
                                                                               2005               2004
                                                                        ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                       $         (364,098) $         (73,823)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Stock Issued for Services                                                          216,500              4,150
Depreciation and Amortization                                                       11,432                  -
Net Loss from Discontinued Operations                                                    -             58,315
Decrease (Increase) in Deposits                                                    (10,270)                 -
Decrease (Increase) in Employees Advances                                             (338)                 -
Increase (Decrease) in Accounts Payable                                             60,961             41,366
Increase (Decrease) in Accrued Expenses                                             11,415                  -
                                                                        ------------------  -----------------
Net Cash Used in Operating Activities                                              (74,398)            30,008
Net Cash From Discontinued Activities                                                    -              6,685
                                                                        ------------------  -----------------
Net Cash Used in Operating Activities                                              (74,398)            36,693
                                                                        ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Furniture and Equipment                                                (43,626)                 -
Acquisition of AirGate                                                             (64,424)                 -
Oil & Gas Exploration Costs                                                         32,309            (36,878)
                                                                        ------------------  -----------------
Net Cash Provided by Investing Activities                                          (75,741)           (36,878)
                                                                        ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from Shareholders                                                             155,742                  -
Capital Contributed                                                                      -              5,087
                                                                        ------------------  -----------------
Net Cash Provided by Financing Activities                                          155,742              5,087
                                                                        ------------------  -----------------


Net (Decrease) Increase in Cash and Cash Equivalents                                 5,603              4,902
Cash and Cash Equivalents at Beginning of Period                                     4,902                  -
                                                                        ------------------   ----------------
Cash and Cash Equivalents at End of Period                              $           10,505   $          4,902
                                                                        ==================   ================

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $496,000 for the period from October 4, 2000 (inception of development stage) to December 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting any shortfall of operational cash flow.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, their ability to perform on current and future development contracts and the commercialization thereof.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On July 20, 2005, the Company acquired AirGATE Technologies, Inc. for 10,000,000 restricted shares of common stock. After the AirGATE acquisition, the Company issued 650,000 shares of restricted stock to consultants of AirGATE Technologies, Inc.

Nature of Business

         In July 2005, the Company reacquired AirGATE Technologies, Inc., due to the fact that AirGATE had made significant strides in taping the RFID marketplace. The Company's business model is now primarily focused on furthering the success of the wholly owned subsidiary AirGATE Technologies, Inc. AirGATE Technologies, Inc. is an early-stage company and is a leading provider of wireless solutions utilizing radio frequency identification (RFID), 802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave)

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

technologies.specializing in radio frequency identification (RFID) and intelligent, sensor networks. It is expected that these markets will exceed $6 billion dollars by 2008 and provide the Company with tremendous upside potential as the RFID markets continue to mature. As a full-solution company, AirGATE Technologies handles business assessment, process and technology blending, solution architecture, technology selection, including proprietary AirGATE technology, and solution integration and support. AirGATE Technologies, Inc., a leader in unique applications utilizing RFID and wireless, intelligent, sensor technology, is a full-solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises. AirGATE is a founding member of the DFW-based RFID HUB.

         The AirGATE mission is to provide customers with innovative technology solutions, such as Radio Frequency Identification (RFID), that are the product of inventive minds melding superior technical skills with outside-the-box thinking and state-of-the-art technologies. AirGATE builds its portfolios of products and services around a simple concept; provide the customer with truly exceptional value and AirGATE is we are assured of an exceptional return. AirGATE provides customers with solutions tailored to their specific needs; products and services of unsurpassed convenience, performance and reliability that are an uncommon value. AirGATE's current applications include prison inmate collect call verification, child safety seat buckle status, product authentication, real-time location systems, remote oil and gas well monitoring and proprietary oil industry solutions.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In November 2005, the Company sold the majority of the oil and gas leases and ceased oil and gas operations. The sale of the assets for $500,000 produced a one-time gain of approximately $169,000. The proceed were utilized to reduce certain liabilities as well as create operating capital for the furtherance of the operations of the Company's wholly owned subsidiary, AirGATE Technologies, Inc, which was acquired in July 2005.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

NOTE 2 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,032,645that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

         Prior to 2005, all activities of the Company had been conducted by corporate officers from either their homes or business offices.

            On November 4, 2005, The Company entered into a commercial lease agreement (the "Lease") with Armet Bethany Limited Partnership (the "Landlord") for approximately 11,400 square feet of rentable area in Bethany Tech Center at 404 West Bethany Drive in Allen, Texas. The term of the Lease is 62 months commencing on November 1, 2005 and ending on December 31, 2010. The Company has no option to extend the Lease. The base rent under the Lease is as follows:
November 1, 2005 to November 30, 2005: $0; December 1, 2005 to December 31, 2005: $6,650; January 1, 2006 to December 31, 2006: $7,600 per month; and
January 1, 2007 to December 31, 2010: $8,075 per month. In addition to base rent, the Company will be responsible for certain costs and expenses specified in the Lease, including, without limitation, certain utility, HVAC service, insurance, maintenance, repair, tax, insurance and CAM (common area maintenance) costs and expenses.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS (Continued)

         During January, 2005, a shareholder extended to the Company an unsecured line of credit for up to $500,000. The credit line carries interest at the existing prime rate. As of December 31, 2005, there is no outstanding balance against the line.

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

         As of December 31, 2005, there are no preferred shares issued.

NOTE 5 - COMMON STOCK TRANSACTIONS

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

         On September 30, 2004, the Company entered into a share purchase agreement with Kolt Oil and Gas, a Texas Corporation, where it acquired the business, operations and prospects of Kolt Oil

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK TRANSACTIONS (Continued)

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

         As of January 11, 2005, the Company issued 1,120,000 shares of restricted common stock for cash of $84,000.

         As of March 31, 2005, the Company issued 100,000 shares of restricted common stock to an outside investor for $1per share.

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

            On November 11, 2005, the Company issued 20,000 restricted common stock to engineer employees of the Company. In connection with issuance of the shares, $1,500 was recorded as consulting expense.

            On January 5, 2006, the Company issues 10,000 restricted common stock to a consultant of the Company

            On January 5, 2006, the Company issued 500,000 shares of restricted common stock, $.001 par value, to Hexion Specialty Chemical, Inc. as consideration for Hexion's expected $219,180 increase in development costs and AirGATE's expected $219,180 decrease in development costs of the development contract between Hexion and AirGATE which was finalized in the first week of 2006.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OIL AND GAS ACTIVITIES

         In November 2005, the Company sold the majority of the oil and gas leases and ceased oil and gas operations. The sale of the assets for $500,000 produced a one-time gain of approximately $169,000. The proceeds were utilized to reduce certain liabilities as well as create operating capital.

         Oil and Gas Revenue for the year ended December 31, 2005, amounted to 166,255.

NOTE 7 - CONTINGENCIES

         On January 11, 2006, The Company commenced legal action against former employee James E. Flowers, Logix Consulting, Inc. and WaveTRracAC, Inc. As the Plaintiff, the Company seeks temporary and permanent injunctive relief and damages against the Defendants as a result of their unlawful and malicious breach of contract (violation of non disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortuous interference with prospective business relationships; and conversion. As part of the legal action, the Company is demanding the return of 4,250,000 shares of restricted common stock issued to Mr. Flowers.

NOTE 8 - MERGER/ACQUISITION

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

            On July 20, 2005, The X-Change Corporation acquired all of the outstanding shares (the "Acquisition") of AirGate Technologies, Inc.("AirGate"), pursuant to a Stock Purchase Agreement dated the same.

            In consideration for the Acquisition, the Company issued 10,000,000 shares of restricted common stock.

         AirGATE Technologies, Inc. is an early-stage company and is a leading provider of wireless solutions utilizing radio frequency identification (RFID),
802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave) technologies.specializing in radio frequency identification (RFID) and intelligent, sensor networks. It is expected that these markets will exceed $6 billion dollars by 20087 and provide the Company with tremendous upside potential as the RFID markets continue to mature. As a full-solution company, AirGATE Technologies handles business assessment, process and technology blending, solution architecture, technology selection, including proprietary AirGATE technology, and solution integration and support.AirGATE Technologies, Inc., a leader in unique applications utilizing RFID and wireless, intelligent, sensor technology, is a full-

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MERGER/ACQUISITION (Continued)

solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. AirGATE holds several lucrative development contracts with several companies. These companies include Hexion Specialty Chemical, and Securus Technologies, Inc. and Hitachi America, Ltd.

NOTE 9 -  SUBSEQUENT EVENTS

            Effective January 3, 2006, AirGATE Technologies, Inc. ("AirGATE"), a wholly-owned subsidiary of The X-Change Corporation ("X-Change"), entered into a letter agreement (the "Agreement") with Hexion Specialty Chemicals, Inc. ("Hexion") to launch Phase II of a three-phase project (the "Project") related to the research and development by AirGATE of an oil and gas exploration product (the "Product").

            The cost of the Project (including labor to be provided by AirGATE) is (a) expected to be $931,640 and (b) generally intended to be borne equally by AirGATE and Hexion (i.e., $465,820 each). Hexion is expected to pay its share of the development cost plus an additional $219,180 (i.e., an aggregate of $685,000) to AirGATE as follows: $250,000 at the commencement of Phase II and $72,500 on or before the third of each calendar month commencing in February 2006 and ending in July 2006. AirGATE is expected to pay its share of the development cost minus $219,180 (i.e., an aggregate of $246,640) as follows:
$146,640 in labor over the term of the Project and $100,000, which shall be utilized to purchase software and hardware over the duration of the project.

            The Company issued 500,000 shares of restricted common stock, $.001 par value, to Hexion on January 5, 2006 as consideration for Hexion's expected $219,180 increase in development costs and AirGATE's expected $219,180 decrease in development costs.

            If the Project is successfully completed, the Agreement provides that AirGATE will be paid a royalty by Hexion in an amount equal to 5% of the Hexion's gross revenue derived from the Product during the term beginning on date of commercialization of the Product and ending on the 7 year anniversary of such date.

                                   SIGNATURES



In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE X-CHANGE CORPORATION
(Registrant)


Dated: April 19, 2006        By:/s/ Michael L. Sheriff
                             -----------------------------------------------
                             Michael L. Sheriff, President and Chief
                             Executive Officer
                             (Principal Executive Officer)



Dated: April 19, 2006        By:/s/ Scott Thompson
                             -----------------------------------------------
                             Scott Thompson, Chief
                             Financial Officer
                             (Principal Financial Officer)