Form 10QSB
period 2006-03-31
X-CHANGE CORP
filed 2006-05-22
CIK 54424

U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           Form 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

                Commission file number  002-41703

                     THE X-CHANGE CORPORATION
               ___________________________________
             (Exact name of small business issuer as
                    specified in its charter)

                   Nevada                           90-0156146
         _____________________________________________________________
         (State or other jurisdiction              (IRS Employer
          of incorporation or organization)      Identification No.)

               710 Century Parkway, Allen, TX 75013
             _______________________________________
             (Address of principal executive offices)

                          (972) 747-0051
              ______________________________________
                    Issuer's telephone number



               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 15, 2006 - 27,222,000

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.) Yes [ ];  No   [X]

Transitional Small Business Disclosure Format (check one).  Yes [ ];  No [X]

                              PART I

Item 1.  Financial Statements

                     THE X-CHANGE CORPORATION
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    March 31,    December 31,
                                                      2006          2005
                                                  ------------- -------------
ASSETS
------
Current Assets:
  Cash                                            $      3,071  $     10,505
  Deposits                                             229,450        10,270
  Employee Advances                                      2,650           338
                                                  ------------- -------------
Total Current Assets                                   235,171        21,113
                                                  ------------- -------------

Fixed Assets
  Computer Equipment                                    24,814        13,453
  Furniture and Fixtures                                55,498        30,173
  Less Accumulated Depreciation                        (16,131)      (11,432)
                                                  ------------- -------------
Total Fixed Assets                                      64,181        32,194
                                                  ------------- -------------
Oil & Gas Properties
  Oil & Gas Exploration Costs                            4,658         4,569
                                                  ------------- -------------
Net Oil & Gas Properties                                 4,658         4,569
                                                  ------------- -------------

TOTAL ASSETS                                      $    304,010  $     57,876
                                                  ============= =============

                     THE X-CHANGE CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


                                                   (Unaudited)
                                                     March 31,   December 31,
                                                        2006         2005
                                                  ------------- -------------
LIABILITIES
-----------
Current Liabilities:
  Accounts Payable                                $    107,186  $    103,253
  Accrued Expenses                                      20,497        11,415
  Due to Shareholders                                  185,004       155,742
                                                  ------------- -------------
Total Current Liabilities                              312,687       270,410
                                                  ------------- -------------

TOTAL LIABILITIES                                      312,687       270,410
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
  Preferred Stock, Par Value $.001,
    Series A Convertible - 5,000,000 Shares
    Authorized, 0 Issued at March 31, 2006
    and December 31, 2005                                    -             -
  Common Stock, Par value $.001, Authorized
    100,000,000 Shares, Issued 27,222,000 and
    26,712,000 at March 31, 2006 and December 31,
    2005                                                27,222        26,712
  Paid-In Capital                                    1,013,148       793,399
  Retained Deficit                                  (1,049,047)   (1,032,645)
                                                  ------------- -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (8,677)     (212,534)
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                  $    304,010  $     57,876
                                                  ============= =============






                      See accompanying notes

                     THE X-CHANGE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                   For the Three Months Ended
                                                            March 31,
                                                        2006        2005
                                                  ------------- -------------

Revenues                                          $    395,000  $     68,061
Costs of Operations                                    121,912         8,782
                                                  ------------- -------------

   Net Operating Income                                273,088        59,279

Expenses
   General & Administrative                            289,518         9,304
                                                  ------------- -------------

Net Income (Loss) from Continuing Operations           (16,430)       49,975
                                                  ------------- -------------
Other Income (Expense)
   Interest Income (Expense)                                28        (2,217)
                                                  ------------- -------------

   Net Income (Loss)                              $    (16,402) $     47,758
                                                  ============= =============

Earnings per Share, Basic & Diluted               $          -  $          -
                                                  ============= =============

Weighted Average Shares Outstanding                 27,191,400    14,837,000
                                                  ============= =============



                      See accompanying notes

                     THE X-CHANGE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                  For the Three Months Ended
                                                           March 31,
                                                        2006        2005
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net Income (Loss)                                 $    (16,402) $     47,758
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
Depreciation                                             4,939             -
Stock Issued for Services                                  750         1,000
Change in Operating Assets and Liabilities:
(Increase) Decrease in Employee Advances                (2,312)            -
(Increase) Decrease in Accounts Receivable                   -        (7,837)
Increase (Decrease) in Accounts Payable                  3,933       (25,854)
Increase (Decrease) in Accrued Expenses                  9,082         2,217
                                                  ------------- -------------

Net Cash Used in Operating Activities                      (10)       17,284
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Oil & Gas Property Interest                                  -       (53,205)
Purchase of Computer Equipment                         (11,361)            -
Purchase of Furniture and Fixtures                     (25,325)            -
                                                  ------------- -------------

Net Cash Provided by Investing Activities              (36,686)      (53,205)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from Loans                                          -       100,000
Proceeds from Shareholder Loan                          29,262        25,100
Capital Contributed                                          -        60,412
                                                  ------------- -------------

Net Cash Provided by Financing Activities               29,262       185,512
                                                  ------------- -------------

Net (Decrease) Increase in Cash                         (7,434)      149,591
Cash at Beginning of Period                             10,505         4,902
                                                  ------------- -------------

Cash at End of Period                             $      3,071  $    154,493
                                                  ============= =============

                     THE X-CHANGE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                           (Continued)


                                                  For the Three Months Ended
                                                            March 31,
                                                       2006          2005
                                                  ------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------
Cash paid during the year for:
  Interest                                        $          -  $          -
  Franchise and income taxes                      $          -  $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------
Common Stock Exchanged for Services               $        750  $      1,000
Common Stock Exchanged for Expected
  Development Costs                               $    219,180  $          -




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

Nature of Operations and Going Concern
--------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $ 1,049,000 for the period from February 5, 1969 (inception) to March 31, 2006, and may require additional financing, developmental contracts, and the commencement of product deliveries in order to finance its business activities on an ongoing basis. The Company is actively pursuing additional development contracts, commercializing its current contracts as well as alternative financing, and has had discussions with various third parties regarding financing, although no firm commitments have been obtained. In the interim, current development contracts and loans from shareholders of the Company are meeting the operating expenses.

     The Company's future capital requirements will depend on numerous factors including, but not limited to their ability to perform on current and future development contracts and the commercialization thereof.

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

                     THE X-CHANGE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Interim Reporting
------------------

     The unaudited financial statements as of March 31, 2006 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

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

Nature of Business
------------------

The Company's business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE Technologies, Inc. is an early-stage company and is a provider of wireless solutions utilizing radio frequency identification (RFID), 802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave) technologies. AirGATE Technologies, is a full-solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises. AirGATE is a founding member of the DFW-based RFID HUB.

Principals of Consolidation
---------------------------

     The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiaries, AirGATE
Technologies, Inc. and Curado

                     THE X-CHANGE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Energy Resources, Inc. (Formerly OIL ID Systems, Inc.) The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

     For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Depreciation

     Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

               Asset                   Rate
               ----------------------  -------
               Office equipment        5 years
               Furniture and Fixtures  5 years
               Computer Equipment      3 years

Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentrations of Credit Risk
-----------------------------

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates
--------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported

                     THE X-CHANGE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Compensation for Non-Employees
-------------------------------------

     The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company's stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

Earnings (Loss) per Share
-------------------------

     Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

NOTE 2 - INCOME TAXES

     As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,032,645 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

     On November 4, 2005, The Company entered into a commercial lease agreement (the "Lease") with Armet Bethany Limited Partnership (the "Landlord") for approximately 11,400 square feet of rentable area in Bethany Tech Center at 710 Century Parkway in Allen, Texas. The term of the Lease is 62 months commencing on November 1, 2005 and ending on December 31, 2010. The Company has no option to extend the Lease. The base rent under the Lease is as follows:

                     THE X-CHANGE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 3 -  COMMITMENTS (Continued)

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

     As of May 15, 2006, there are no preferred shares issued.

NOTE 5 - STOCK TRANSACTIONS

      As of January 11, 2005, the Company issued 1,120,000 shares of restricted common stock for consulting services. In connection with the issuance of the shares, $84,000 was recorded as consulting expense.

     As of March 31, 2005, the Company issued 100,000 shares of restricted common stock to an outside investor for $1per share.

     As of March 31, 2005, the Company issued 70,000 shares of restricted common stock for consulting services. In connection with issuance of the shares, $1,000 was recorded as consulting expense.

                     THE X-CHANGE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 5 - STOCK TRANSACTIONS (Continued)

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

     On January 5, 2006, the Company issues 10,000 restricted common stock to a consultant of the Company. $740 was booked as consulting expense.

     On January 5, 2006, the Company issued 500,000 shares of restricted common stock, $.001 par value, to Hexion Specialty Chemical, Inc. as consideration for Hexion's expected $219,180 increase in development costs and AirGATE's expected $219,180 decrease in development costs of the development contract between Hexion and AirGATE which was finalized in the first week of 2006.

NOTE 6 - LEGAL PROCEEDINGS

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

Plan of Operation
-----------------

The Company's current business model is focused on furthering the success of its wholly owned subsidiary, AirGATE Technologies, Inc. AirGATE is an early-stage company and is a leading provider of wireless solutions utilizing radio frequency identification (RFID), 802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave) technologies. It is expected that these markets will exceed $6 billion dollars by 2008 and provide the Company with upside potential as the RFID markets continue to mature. AirGATE Technologies, a leader in unique applications utilizing RFID and wireless, intelligent, sensor technology, is a full-solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises. AirGATE is a founding member of the DFW-based RFID HUB.

AirGATE's  mission  is  to  provide  customers  with  innovative   technology
solutions, such as Radio Frequency Identification (RFID), that are the product of inventive minds melding superior technical skills with outside-the-box thinking and state-of-the-art technologies. AirGATE builds its portfolios of products and services around a simple concept; provide the customer with truly exceptional value and AirGATE is assured of an exceptional return. AirGATE provides customers with solutions tailored to their specific needs; products and services of unsurpassed convenience, performance and reliability that are an uncommon value. AirGATE's current applications include prison inmate collect call verification, child safety seat buckle status determination, product authentication, real-time asset location systems, remote oil and gas well monitoring and proprietary oil industry solutions.

AirGATE holds several lucrative development contracts with large companies, who are dominant in their field. These companies include Hexion Specialty Chemical and SECURUS Technologies, Inc. AirGATE has recently completed a development contracct with Hitachi America, Ltd. The Company is in Phase 2 of its contract with Hexion, and, based on successful testing, will begin commercialization of the technology later this year. AirGATE has completed the prototype of its RFID scanner design for installation in the prison phones managed by SECURUS. The Company expects to begin shipment to SECURUS for installation in the prison phones in the third quarter of this year.

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

AirGATE is focused on obtaining development contracts with high profile corporations, such as Hexion, SECURUS, Intel and others. The development contracts create immediate cash flow for the company. However, the key to the long-term success of the Company is the built-in recurring revenue stream. Eachcontract establishes a recurring revenue stream whereby AirGATE is paid a portion of its corporate partners' revenue stream that is generated utilizing the AirGATE developed technologies upon commercialization and delivery of the finished technology.

AirGATE currently has several patents pending on its technology and will continue to file additional patents to protect its intellectual property.

AirGATE Technologies' business model is strengthened by several key differentiators that set it apart from its competition. AirGATE's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic, wireless and RFID applications in vertical industries that generate recurring revenue; (2) Strategic partnering with other wireless and RFID solution providers, both hardware and software; (3) Partnering with industry organizations, highlighting AirGATE's wireless solutions; (4) Partnering with vendors and manufacturers; and (5) continuing to build a recognizable brand identity for the Company.

The management team of AirGATE Technologies have over 125 years accumulated expertise in Radio Frequency (RF) solutions, services, middleware and network management systems including:
>>       Supply Chain Management
>>       Wireless and RF Engineering
>>       System Integration
>>       Network Management Systems
>>       Enterprise Databases
>>       Microsoft and UNIX Environments

The team has a mix of financial, technical, network, and wireless backgrounds as well as a strong emphasis on operations and marketing with such companies as Northern Telecom, Texas Instruments, Sprint, MCI, Motorola, ActionFax International, Inc., and Ericsson. All are seasoned entrepreneurs.

Management
----------

Michael L. Sheriff joined the Company immediately after the acquisition of AirGATE Technologies as Chairman and Chief Executive Officer.

Michael Sheriff, president and chief executive officer, has over thirty-five years of experience in the computer and telecommunications industry. In 1998 Mr. Sheriff founded Net Access Exchange, Inc., dba YPAY. YPAY was a new Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media, providing TV-like advertising without compromising or interfering with the user's Internet connection. YPAY utilized a patented message delivery system to harness the power of the Internet with multi-media and market-targeting capabilities not available in any other advertising medium.

In 1995, Mr. Sheriff founded CyberQuest -- a full-service Internet development company -- focusing its efforts on Internet commerce in the business-to-business marketplace. Under Mr. Sheriff's leadership, the company's Internet e-commerce flagship, bid4it, was developed utilizing a revolutionary new, patent pending "bid-and-ask" matching technology. The site was launched in 1997 as one of the first commodity trading Internet applications. Mr. Sheriff sold CyberQuest in October 1998 to a NASD OTC:BB listed company. He then served as CEO of the public company, CBQ, Inc., as well as being Chairman of the company's Board of Directors.

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

Robert Barbee, Vice President and Director holds a Business Degree from
Kilgore College, which he obtained in 1992.   He has been actively involved in
the oil and gas business in East Texas since 1989. Mr. Barbee has been Vice-President of Oil Patch Pipe & Supply since 2000. This entity is an independent oil field supply store which has obtained the distributorship for micro chemical applications for down hole well bore repair. Mr. Barbee acted as President of S&B Resources from 1991 until 2002, when he directed the sale of all its assets. S&B was a small, privately-held oil and gas company which owned and operated its own production. From 1992 through 1994 he directed LAZ Financial, a Russian company involved in oil and gas natural resources. From 1995 through 1998 Mr. Barbee was Operations Manager for 4-S Operating, one of the top ten operators in East Texas, where he oversaw the production of approximately 15,000 barrels of oil monthly. Mr. Barbee also worked with Gregg Industrial Insulators, Inc., where he increased sales by approximately $5,000,000 annually. Mr. Barbee also serves on the Board of Directors for Merritt Tool in Kilgore, Texas. This company is a privately owned machine tool shop that focuses principally on the aviation and oil and gas industries.

Scott R. Thompson, Secretary, Treasurer, CFO, and Director joined the Company in the final quarter of 2004. He graduated from the University of Denver, Colorado, in 1985 with a Bachelor of Science Degree in Accounting, receiving his CPA in 1986 while working for Ernst & Whinney, a "Big 8" accounting firm. His clients at Ernst & Whinney included privately owned and emerging businesses as well as multinational corporations in the private and public sectors. Mr. Thompson has focused during the past 12 years on real estate sales and development and since 2000 has been a part owner and manager for a capital management company. He holds Series 7, 55, 63 and 65 securities licenses.

Results of Operations
---------------------

     The Company had $ 289,518 and $ 9,304 in general and administrative expenses for the three month periods ended March 31, 2006 and 2005, respectively. For the quarters ended March 31, 2006 and 2005, the Company had revenues of $ 395,000 and 68,061, respectively. (Loss)/Gain on operations was $ (16,402) and $ 47,758 for the three month periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

     At March 31, 2006, the Company had total current assets of $235,171 and total assets of $304,010 as compared to $21,113 current assets and $ 57,876 total assets at December 31, 2005. The Company had a net working capital (deficit) of $ 77,516 at March 31, 2006 and ($249,297) at December 31, 2005.

     Net stockholders' equity (deficit) in the Company was and $ (8,677) as of March 31, 2006 and ($ 212,534) at December 31, 2005.

     The Company continues to seek strategic financing alternatives, including discussions with current and future potential investors. The company has a note with a shareholder of the company which amounted to $185,004 on March 31, 2006. The note carries an interest rate of 10%. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

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

     (b)     Changes in Internal Controls

     Based on this evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Reports on Form 8-K filed during 2006:

January 3, 2006- Material  Agreement, contract with Hexion SpecialtyChemicals

                            SIGNTURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 20, 2006

                         THE X-CHANGE CORPORATION
                         (Registrant)




DATE: May 20, 2006
                         By:/s/  Michael  L, Sheriff
                         _______________________________________
                         Michael L. Sheriff, President, Chief
                         Executive Officer , and Chairman
                         (Principal Executive Officer)



DATE: May 20, 2006
                         By:/s/  Scott R. Thompson
                         _____________________________________
                         Scott R. Thompson, Chief
                         Financial Officer
                         (Principal Financial Officer)