Form 10QSB
period 2006-06-30
X-CHANGE CORP
filed 2006-08-22
CIK 54424

U.S. Securities and Exchange Commission

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ------------ TO ------------.

                        COMMISSION FILE NUMBER 002-41703

                            THE X-CHANGE CORPORATION
                     (EXACT NAME OF SMALL BUSINESS ISSUER AS
                            SPECIFIED IN ITS CHARTER)

                         NEVADA                     90-0156146
            (STATE OR OTHER JURISDICTION          (IRS EMPLOYER
          OF INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

                      710 CENTURY PARKWAY, ALLEN, TX 75013
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 747-0051
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: AUGUST 15, 2006 27,434,500

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.) YES ; NO X

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

                                     PART I
Item 1.  Financial Statements

                            THE X-CHANGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                               (Unaudited)
                                                                                June 30,            December 31,
                                                                                  2006                  2005
                                                                           -------------------  --------------------
ASSETS
Current Assets:
     Cash                                                                  $            25,303  $              5,847
     Deposits                                                                          235,065                10,270
     Accounts Receivable                                                                31,286                     -
     Employee Advances                                                                     250                   338
                                                                           -------------------  --------------------
Total Current Assets                                                                   291,904                16,455
                                                                           -------------------  --------------------

Fixed Assets
     Computer Equipment                                                                 20,368                12,396
     Furniture and Fixtures                                                             54,803                30,173
     Less Accumulated Depreciation                                                     (20,948)              (11,326)
                                                                           -------------------  --------------------
Total Fixed Assets                                                                      54,223                31,243
                                                                           -------------------  --------------------

Other Assets
      Net Assets of Discontinued Operations                                              8,029                10,178
                                                                           -------------------  --------------------

TOTAL ASSETS                                                               $           354,156  $             57,876
                                                                           ===================  ====================

                            THE X-CHANGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2006                2005
                                                                             ------------------- -------------------

LIABILITIES
Current Liabilities:
     Accounts Payable                                                        $            54,476 $           103,253
     Accrued Expenses                                                                     52,769              11,415
     Due to Shareholders                                                                 598,591             353,039
                                                                             ------------------- -------------------
Total Current Liabilities                                                                705,836             467,707

Net Liabilities of Discontinued Operations                                              (197,297)           (197,297)
                                                                             ------------------- -------------------

TOTAL LIABILITIES                                                                        508,539             270,410
                                                                             ------------------- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at June 30, 2006 and December 31, 2005                                         -                   -
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 27,404,500 and 26,712,000
       at June 30, 2006 and December 31, 2005                                             27,405              26,712
     Paid-In Capital                                                                   1,203,586             793,399
     Retained Deficit                                                                 (1,385,374)         (1,032,645)
                                                                             ------------------- -------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (154,383)           (212,534)
                                                                             ------------------- -------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                             $           354,156 $            57,876
                                                                             =================== ===================











                             See accompanying notes

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         For the Three Months Ended               For the Six Months Ended
                                                                  June 30                                 June 30,
                                                           2006               2005                2006               2005
                                                   -------------------- -----------------  ------------------ -------------------
Revenues                                           $            280,256 $           5,296  $          675,256 $             5,296
Costs of Operations                                               3,558                 -             125,470                   -
                                                   -------------------- -----------------  ------------------ -------------------

   Net Operating Income                                         276,698             5,296             549,786               5,296

Expenses
   General & Administrative                                     395,207            36,288             684,725              44,112
                                                   -------------------- -----------------  ------------------ -------------------

Net Income (Loss) from Continuing Operations                   (118,509)          (30,992)           (134,939)            (38,816)
                                                   -------------------- -----------------  ------------------ -------------------

Other Income (Expense)
   Interest Income (Expense)                                    (10,255)               62             (10,283)                 62
   Sale of working interest                                           -                                     -

Discontinued Operations
    Net Income (Loss) from Discontinued Operations                    -           112,762              (2,191)            168,344
    Loss from Disposal of Discontinued Operations              (205,316)                -            (205,316)                  -
                                                   -------------------- -----------------  ------------------ -------------------

     Net Income (Loss)                             $           (334,080)$          81,832  $         (352,729)$           129,590
                                                   ==================== =================  ================== ===================

Earnings per Share, Basic & Diluted                $               0.01 $            0.01  $             0.01 $              0.01
                                                   ==================== =================  ================== ===================

Weighted Average Shares Outstanding                          27,260,583        14,922,000          27,229,958          14,922,000
                                                   ==================== =================  ================== ===================







                             See accompanying notes

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Six Months Ended
                                                                                June 30,
                                                                 --------------------------------------
                                                                        2006                2005
                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $         (352,729) $          129,590
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Depreciation                                                                  9,516               2,892
Stock Issued for Services                                                    20,950               1,000
Extinguishment of debt                                                      (16,229)                  -
Loss on Disposal of Discontinued Operations                                 205,316                   -
Change in Operating Assets and Liabilities:
(Increase) Decrease in Employee Advances                                         88              (2,030)
(Increase) Decrease in Accounts Receivable                                  (31,286)             (7,837)
(Increase) Decrease in Deposits                                              (5,615)                  -
Increase (Decrease) in Accounts Payable-48777                               (47,435)             27,750
Increase (Decrease) in Accrued Expenses                                      41,354               3,933
                                                                 ------------------  ------------------
Net Cash Used in Continuing Operations                                     (176,070)            155,298
Net Cash Used in Discontinued Operations                                     (2,191)           (353,102)
                                                                 ------------------  ------------------
Net Cash Used in Operating Activities                                      (178,261)           (197,804)
                                                                 ------------------  ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

Oil & Gas Property Interest                                                       -                   -
Purchase of Computer Equipment                                               (6,915)            (1,057)
Purchase of Furniture and Fixtures                                          (24,630)                  -
                                                                 ------------------  ------------------

Net Cash Provided by Investing Activities                                   (31,545)            (1,057)
                                                                 ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                                               -             200,000
Proceeds from Shareholder Loan                                              229,262              25,000
Capital Contributed                                                               -              60,412
                                                                 ------------------  ------------------

Net Cash Provided by Financing Activities                                   229,262             285,412
                                                                 ------------------  ------------------


Net (Decrease) Increase in Cash                                              19,456              86,551
Cash at Beginning of Period                                                   5,847               4,902
                                                                 ------------------  ------------------
Cash at End of Period                                            $           25,303  $           91,453
                                                                 ==================  ==================

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                                        For the Six Months Ended
                                                                                June 30,
                                                                 --------------------------------------
                                                                        2006                2005
                                                                 ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                       $                -  $                -

  Franchise and income taxes                                     $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Services                              $           20,950  $            1,000
Common Stock Exchanged for Expected
   Development Costs                                             $          219,180  $                -

















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $ 1,400,000 for the period from February 5, 1969 (inception) to June 30, 2006, and may require additional financing, developmental contracts, and the commencement of product deliveries in order to finance its business activities on an ongoing basis. The Company is actively pursuing additional development contracts, commercializing its current contracts as well as alternative financing, and has had discussions with various third parties regarding financing, although no firm commitments have been obtained. In the interim, current development contracts and loans from shareholders of the Company are meeting the operating expenses.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

         The unaudited financial statements as of June 30, 2006 and for the six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

Depreciation

         Fixed assets are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets as follows:

 Asset                                                  Rate
 ------------------------------------------------ -------------------
 Office equipment                                      5 years
 Furniture and Fixtures                                5 years
 Computer Equipment                                    3 years


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

         As of August 15, 2006, there are no preferred shares issued.

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

            On November 11, 2005, the Company issued 20,000 shares of restricted common stock to engineer employees of the Company. In connection with issuance of the shares, $1,500 was recorded as consulting expense.

            On January 5, 2006, the Company issued 10,000 shares of restricted common stock to a consultant of the Company. $750 was booked as consulting expense.

            On January 5, 2006, the Company issued 500,000 shares of restricted common stock, $.001 par value, to Hexion Specialty Chemical, Inc. as consideration for Hexion's expected $219,180 increase in development costs and AirGATE's expected $219,180 decrease in development costs of the development contract between Hexion and AirGATE which was finalized in the first week of 2006.

         On June 1, 2006, the Company issued 40,000 shares of restricted common stock to a consultant of the Company. $2,700 was booked as a consulting expense and $900 was booked as a legal expense.

         On June 5, 2006, the Company issued 30,000 shares of restricted common stock to a consultant of the Company. $3,000 was booked as a consulting expense.

         On June 14, 2006, the Company issued 12,500 shares of restricted common stock to a consultant of the Company. $1,600 was booked as a marketing expense.

         On June 16, 2006, the Company issued 100,000 shares of restricted common stock to be a consultant of the Company. $12,000 was booked as a consulting expense.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 6 - LEGAL PROCEEDINGS

         On January 11, 2006, AirGATE Technologies, Inc. and Michael Sheriff commenced legal action against former employee and Chief Operations Officer, James E. Flowers, as well as against Logix Consulting, Inc. and WaveTrac, Inc. AirGATE and Mr. Sheriff are seeking damages against the Defendants as a result of their unlawful and malicious breach of contract (violation of non disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortious interference with prospective business relationships, fraud in the inducement and fraud in stock transactions, theft of trade secrets, and injunctive relief. As part of the legal action, Mr. Sheriff is demanding the return of 4,250,000 shares of restricted common stock issued to Mr. Flowers.


NOTE 7-DISCONTINUED OPERATIONS

         As of June 30, 2006 the Company disposed of Cuardo. Net assets disposed have been separately classified in the accompanying consolidated balance sheet at June 30, 2006. The June 30, 2006 balance sheet has been restated to conform to the current year's presentation. Operating results of this discontinued operation for the three and six month ended June 30, 2006 is shown separately in the accompanying consolidated statement of operations.

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

AirGATE holds several lucrative development contracts with large companies, who are dominant in their field. These companies include Hexion Specialty Chemical and SECURUS Technologies, Inc. AirGATE has recently completed a development contract with Hitachi America, Ltd. The Company is in Phase 2 of its contract with Hexion, and, based on successful testing, will begin commercialization of the technology later this year. AirGATE has completed the prototype of its RFID scanner design for installation in the prison phones managed by SECURUS. The Company expects to begin shipment to SECURUS for installation in the prison phones in the fourth quarter of this year.

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


Results of Operations

         The Company had $ 684,725 and $ 44,112 in general and administrative expenses for the six month periods ended June 30, 2006 and 2005, respectively. For the quarters ended June 30, 2006 and 2005, the Company had revenues of $ 675,256 and 5,296, respectively. (Loss)/Gain on operations was $ (134,939) and $ (38,816) for the six month periods ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

         At June 30, 2006, the Company had total current assets of $291,904 and total assets of $354,156 as compared to $16,455 current assets and $ 57,876 total assets at December 31, 2005. The Company had a net working capital (deficit) of $(413,932) at June 30, 2006 and $ (451,252) at December 31, 2005.

         Net stockholders' equity (deficit) in the Company was and $ (154,383) as of June 30, 2006 and ($ 212,534) at December 31, 2005.

         The Company continues to seek strategic financing alternatives, including discussions with current and future potential investors. The company has multiple short term notes with a shareholder of the company which amounted to $598,591 on June 30, 2006. The notes carry an interest rate of 10%. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         On January 11, 2006, AirGATE Technologies, Inc. and Michael Sheriff commenced legal action against former employee and Chief Operations Officer, James E. Flowers, as well as against Logix Consulting, Inc. and WaveTrac, Inc. AirGATE and Mr. Sheriff are seeking damages against the Defendants as a result of their unlawful and malicious breach of contract (violation of non disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortious interference with prospective business relationships, fraud in the inducement and fraud in stock transactions, theft of trade secrets, and injunctive relief. As part of the legal action, Mr. Sheriff is demanding the return of 4,250,000 shares of restricted common stock issued to Mr. Flowers.

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


Reports on Form 8-K filed during 2006:

January 3, 3006 Material Agreement, contract with Hexion Specialty Chemicals

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 21, 2006

                            THE X-CHANGE CORPORATION
                                  (Registrant)




DATE: August 21, 2006
                              By:/s/     Michael  L, Sheriff
                              Michael L. Sheriff, President, Chief
                              Executive Officer , and Chairman
                              (Principal Executive Officer)







DATE: August 21, 2006
                              By:/s/     Scott R. Thompson
                              Scott R. Thompson, Chief
                              Financial Officer
                              (Principal Financial Officer)