Form 10QSB
period 2006-09-30
X-CHANGE CORP
filed 2006-11-20
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 (972) 747-0051
                            ISSUER'S TELEPHONE NUMBER




                      APPLICABLE ONLY TO CORPORATE ISSUERS

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICAL DATE: NOVEMBER 15, 2006 27,754,500

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT.) YES ; NO X

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE). YES ; NO X

ITEM 1.  FINANCIAL STATEMENTS


                  THE X-CHANGE CORPORATION
                CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                               September 30,    December 31,
                                                                    2006            2005
                                                               --------------- ---------------
ASSETS
Current Assets:
     Cash                                                            $ 12,112         $ 5,847
     Deposits                                                         235,065          10,270
     Accounts Receivable                                               29,995               -
     Employee Advances                                                    500             338

                                                               --------------- ---------------
Total Current Assets                                                  277,672          16,455
                                                               --------------- ---------------

Fixed Assets
     Computer Equipment                                                32,368          12,396
     Furniture and Fixtures                                            65,119          30,173
     Less Accumulated Depreciation                                    (26,115)        (11,369)

                                                               --------------- ---------------
Total Fixed Assets                                                     71,372          31,200
                                                               --------------- ---------------

Other Assets
      Net Assets of Discountined Operations                                 -          10,221
                                                               --------------- ---------------

TOTAL ASSETS                                                        $ 349,044        $ 57,876
                                                               =============== ===============

LIABILITIES
Current Liabilities:

     Accounts Payable                                               $ 117,375       $ 103,253
     Accrued Expenses                                                 108,880          11,415
     Due to Shareholders                                              633,446         155,742

                                                               --------------- ---------------
Total Current Liabilities                                             859,701         270,410
                                                               --------------- ---------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock, Par Value $.001,
       Series A Convertible - 5,000,000 Shares Authorized,
       0 Issued at September 30, 2006 and December 31, 2005
     Common Stock, Par value $.001, Authorized
       100,000,000 Shares, Issued 27,494,500 and 26,712,000
       at September 30, 2006 and December 31, 2005                     27,495          26,712
     Paid-In Capital                                                1,078,975         793,399
     Retained Deficit                                              (1,617,127)     (1,032,645)

                                                               --------------- ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (510,657)       (212,534)
                                                               --------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                    $ 349,044        $ 57,876
                                                               =============== ===============

                   See Accompanying Notes

               THE X-CHANGE CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Unaudited)


                                                           For the Three Months Ended        For the Nine Months Ended
                                                                  September 30,                     September 30,
                                                              2006             2005            2006             2005
                                                         ---------------  --------------- ---------------- ----------------
Revenues                                                      $ 187,322        $ 408,906        $ 862,578        $ 414,203
Costs of Operations                                             117,698           90,865          226,939           88,070

                                                         ---------------  --------------- ---------------- ----------------

   Net Operating Income                                          69,624          318,041          635,639          326,133

Expenses
   Consulting                                                    96,866          183,588           96,866          194,496
   General & Administrative                                     399,048          281,163        1,083,773          311,183
                                                         ---------------  --------------- ---------------- ----------------

Net Income (Loss) from Continuing Operations                   (426,290)        (146,710)        (545,000)        (179,546)

                                                         ---------------  --------------- ---------------- ----------------

Other Income (Expense)
   Interest Income (Expense)                                    (19,010)         (21,451)         (29,293)         (25,384)
  Interest Income                                                    32              128               32              190
                                                         ---------------  --------------- ---------------- ----------------

Net Income (Loss) from Continuing Operations                   (445,268)        (168,033)        (574,261)        (204,740)

Discontinued Operations
    Net Income (Loss) from Discontinued Operations                    -           (4,419)          (2,192)         161,878
    Loss from Disposal of Discontinued Operations                     -                -           (8,029)               -
                                                         ---------------  --------------- ---------------- ----------------

Total Income (Loss) from Discontinued Operations                      -           (4,419)         (10,221)         161,878
                                                         ---------------  --------------- ---------------- ----------------

     Net Income (Loss)                                       $ (445,268)      $ (172,452)      $ (584,482)       $ (42,862)
                                                         ===============  =============== ================ ================

Earnings per Share from Continuing Operations                   $ (0.02)         $ (0.01)         $ (0.02)         $ (0.01)
                                                         ===============  =============== ================ ================
Earnings per Share from Discontinued Operations                     $ -              $ -              $ -           $ 0.01
                                                         ===============  =============== ================ ================

Weighted Average Shares Outstanding                          27,404,350       23,256,786       27,306,200       17,730,788
                                                         ===============  =============== ================ ================






                See Accompanying Notes

               THE X-CHANGE CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)

                                                             For the Nine Months Ended
                                                                    September 30,
                                                               2006             2005
                                                          ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $ (584,483)       $ (42,862)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
Depreciation                                                      14,746            9,857
Stock Issued for Services                                         50,950          131,000
Loss on Disposal of Discontinued Operations                        8,029                -
Change in Operating Assets and Liabilities:
(Increase) Decrease in Employee Advances                            (162)          (2,030)
(Increase) Decrease in Accounts Receivable                       (29,995)         (42,158)
(Increase) Decrease in Prepaid Expenses                                -           (9,250)
(Increase) Decrease in Deposits                                   (5,615)               -
Increase (Decrease) in Accounts Payable                           14,122           33,943
Increase (Decrease) in Accrued Expenses                           97,465           27,339
                                                          ---------------  ---------------

Net Cash Used in Continuing Operations                          (434,943)         105,839
Net Cash Used in Discontinued Operations                           2,192          (38,586)
                                                          ---------------  ---------------

Net Cash Used in Operating Activities                           (432,751)          67,253
                                                          ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Computer Equipment                                   (19,972)         (28,509)
Purchase of Furniture and Fixtures                               (34,945)               -
Purchase of Goodwill                                                   -         (174,587)
                                                          ---------------  ---------------

Net Cash Provided by Investing Activities                        (54,917)        (203,096)
Net Cash Used in Discontinued Operations                               -         (258,922)
                                                          ---------------  ---------------

Net Cash Provided by Investing Activities                        (54,917)        (462,018)
                                                          ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loans                                                    -          200,000
Proceeds from Shareholder Loan                                   477,704          148,298
Proceeds from Stock Issued                                             -           10,000
Capital Contributed                                               16,229           60,412
                                                          ---------------  ---------------

Net Cash Provided by Financing Activities                        493,933          418,710
Net Cash Used in Discontinued Operations                               -           25,702
                                                          ---------------  ---------------

Net Cash Provided by Financing Activities                        493,933          444,412
                                                          ---------------  ---------------

Net (Decrease) Increase in Cash                                    6,265           49,647
Cash at Beginning of Period                                        5,847            4,902
                                                          ---------------  ---------------

Cash at End of Period                                           $ 12,112         $ 54,549
                                                          ===============  ===============

               THE X-CHANGE CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)
                     (Continued)

                                                             For the Nine Months Ended
                                                                   September 30,
                                                               2006             2005
                                                          ---------------  ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                           $ -              $ -
  Franchise and income taxes                                         $ -              $ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Services                             $ 50,950        $ 131,000
Common Stock Exchanged for Expected
   Development Costs                                           $ 219,180              $ -
























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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $ 1,617,000 for the period from February 5, 1969 (inception) to September 30, 2006, and may require additional financing, developmental contracts, and the commencement of product deliveries in order to finance its business activities on an ongoing basis. The Company is actively pursuing additional development contracts, commercializing its current contracts as well as alternative financing, and has had discussions with various third parties regarding financing, although no firm commitments have been obtained. In the interim, current development contracts and loans from shareholders of the Company are meeting the operating expenses.

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

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications use

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

         The unaudited financial statements as of September 30, 2006 and for the nine month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

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

Nature of Business

The Company's business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE Technologies, Inc. is an early-stage company and is a provider of wireless solutions utilizing radio frequency identification (RFID), 802.15.4 (Zigbee) low power, mesh-based networks and SAW (surface acoustic wave) technologies. AirGATE Technologies, is a full-solution company that handles business assessment, technology selection, including proprietary AirGATE technology, and integration and support. AirGATE applies its skill and expertise to unique, vertical market applications utilizing RFID and wireless, intelligent, sensor technology. The Company has, in an environment of technology cost compression, built a stable of technology partners that are best in class and span a wide range of solutions to support small, medium and large enterprises. AirGATE is a founding member of the DFW-based RFID HUB.

Principals of Consolidation

            The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiary, AirGATE Technologies, Inc. The results of

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

Recent Accounting Standards

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

            On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR
STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2006, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements of the Company.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

            In May 2005, the FASB issued SFAS No. 154,  "Accounting  for Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3." This statement modifies the reporting of changes in accounting principles, reclassifies changes and principle in the absence of explicit transition guidance. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this policy will have any effect on its financial statements.

            In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

            In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

         As of September 30, 2006, there are no preferred shares issued.

NOTE 5 - STOCK TRANSACTIONS

          As of January 11, 2005, the Company issued 1,120,000 shares of restricted common stock for consulting services. In connection with the issuance of the shares, $84,000 was recorded as consulting expense.

         As of March 31, 2005, the Company issued 100,000 shares of restricted common stock to an outside investor for $1 per share.

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

         On June 16, 2006, the Company issued 100,000 shares of restricted common stock to a consultant of the Company. $12,000 was booked as a consulting expense.

            On July 10, 2006, the Company issued 30,000 shares of restricted common stock to consultants of the Company. $4,320 was booked as a consulting expense.

            On August 16, 2006, the Company issued 30,000 shares of restricted common stock to consultants of the Company. $10,380 was booked as a consulting expense.

            On September 1, 2006, the Company issued 30,000 shares of restricted common stock to consultants of the Company. $15,300 was booked as a consulting expense.

            On October 1, 2006, the Company issued 30,000 shares of restricted common stock to consultants of the Company. $13,680 was booked as a consulting expense.

                On October 26, 2006, the Company issued 200,000 shares of restricted common stock a consultant of the Company. $58,000 was booked as a consulting expense.

                On November 1, 2006, the Company issued 30,000 shares of restricted common stock to consultants of the Company. $10,500 was booked as a consulting expense.

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


NOTE 7-DISCONTINUED OPERATIONS

         On June 30, 2006, Curado Energy Resources, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

The assets and liabilities of Curado Energy Resources, Inc., consisted of the following:

                                                                                        September 30,       December 31,
                                                                                             2006               2005
                                                                                      ------------------- ------------------

       Cash                                                                                     $      -          $   4,569
       Oil Inventory                                                                                   -              4,657
       Computer Equipment, net of $62 accumulated depreciation                                         -                995
                                                                                      ------------------- ------------------
             Total assets                                                                       $      -          $  10,221
                                                                                      =================== ==================

On June 30, 2006, the Company sold its Curado subsidiary to a shareholder of the company for $10 and the assumption of any potential liability pertaining to the subsidiary. A loss has been recognized in connection with the disposal of $8,029.

         Net assets to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2005. The December 31, 2005 balance sheet has been restated to conform with the current year's presentation.

         Operating results of this discontinued operation for the three and nine months ended September 30, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement for the three and nine months ended September 30, 2005 has been restated to conform with the current year's presentation and are also shown separately. The operating results of this discontinued operation for the three and nine months ended

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7-DISCONTINUED OPERATIONS (Continued)

September 30, 2006 and 2005 consist of:

                                            For the three months ended              For the nine months ended
                                                   September 30,                          September 30,
                                             2006                2005                2006               2005
                                       ------------------  ------------------  -----------------  ------------------

Revenue                                         $      -          $   37,855           $      -          $  159,514
Cost of Sales                                          -            (32,896)            (2,109)            (74,167)
General and Administrative                             -             (9,378)               (83)            (23,469)
Sale of Working Interest                               -                   -                  -             100,000
                                       ------------------  ------------------  -----------------  ------------------
Net Income (Loss)                               $      -         $   (4,419)         $  (2,192)          $  161,878
                                       ==================  ==================  =================  ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

Plan of Operation

The Company's current business model is focused on furthering the success of its wholly owned subsidiary, AirGATE Technologies, Inc. AirGATE Technologies is a growing company specializing in wireless technologies. Michael Sheriff incorporated the Company in 2001 to explore wireless opportunities. Due diligence and examination of wireless technologies led to an in-depth investigation of Radio Frequency Identification (RFID). The RFID business has been driven by mandates from retail giant Wal-Mart and the Department of Defense and is predicted to be a $4.7 billion dollar industry by 2007. Beginning in 2004, AirGATE has focused its efforts on emerging wireless technologies, including RFID.

The Company delivers wireless solutions in selected vertical markets built around a data management and integration strategy. The Company focuses on high-value, high-return opportunities in "closed-loop" applications. This strategy is designed to ensure rapid market penetration and maximum return on investment. AirGATE began operations in February 2004.

AirGATE's business model is strengthened by several key differentiators that set it apart from its competition. The Company's focus is to create long-term shareholder value by: (1) Pursuing intelligent, opportunistic, wireless and RFID applications in vertical industries; (2) Partnering with other wireless and RFID solution providers, both hardware and software; (3) Partnering with industry organizations, highlighting AirGATE's wireless solutions; (4) Partnering with strategic vendors and manufacturers; and (5) Building a recognizable brand identity for its subsidiary, AirGATE Technologies, Inc.

AirGATE Technologies, Inc. specializes in wireless technology solutions based on RFID; surface acoustic wave ("SAW"); and Zigbee (802.15.4) wireless sensor networks. The Company is dedicated to the development and acquisition of leading-edge wireless technologies, which enables our Company to market products and services of unsurpassed convenience, performance, reliability and value. AirGATE is based in Allen Texas and is a founding member of the RFID Hub of Dallas/Ft. Worth. The Company is recognized for its expertise, and, as RFID continues to expand, AirGATE is well positioned to exploit its opportunities.

To capture near term revenues, AirGATE has focused its expertise on closed-loop RFID applications in vertical markets. Because closed-loop applications are intrinsically results-oriented and are not dependent on EPCglobal RFID standards, Wal-Mart mandates or factors outside of AirGATE's control, the time to market and revenue for AirGATE is ultimately shorter and more controllable. AirGATE's business plan is based on creating long term, stable, recurring revenues. AirGATE, a full-solution provider, handles business assessment, process and technology blending, solution architecture, technology selection, including proprietary AirGATE technology, and integration and support

AirGATE holds several lucrative development contracts with large companies, who are dominant in their field. These companies include Hexion Specialty Chemical and SECURUS Technologies, Inc. AirGATE has recently completed a development contract with Hitachi America, Ltd. The Company is in Phase 3 of its contract with Hexion, and, based on successful testing, should begin commercialization of the technology in 2007. AirGATE has completed the prototype of its RFID scanner design for installation in the prison phones managed by SECURUS. The Company expects to begin shipment to SECURUS for installation in the prison phones in the first quarter of next year.

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

SCOTT R. THOMPSON, SECRETARY, TREASURER, CFO, AND DIRECTOR joined the Company in the final quarter of 2004. He graduated from the University of Denver, Colorado, in 1985 with a Bachelor of Science Degree in Accounting, receiving his CPA in 1986 while working for Ernst & Whinney, a "Big 8" accounting firm. His clients at Ernst & Whinney included privately owned and emerging businesses as well as multinational corporations in the private and public sectors. Mr. Thompson has focused during the past 13 years on real estate sales and development and since 2000 has been a part owner and manager for a capital management company. He holds Series 7, 55, 63 and 65 securities licenses.

Results of Operations

         The Company had $ 1,083,773 and $ 311,183 in general and administrative expenses for the nine month periods ended September 30, 2006 and 2005, respectively. The increase is primarily the result of ramping up the operations for AirGATE Technologies, Inc. For the nine month periods ended September 30, 2006 and 2005, the Company had revenues of $ 862,578 and $414,203, respectively. The loss on continuing operations was $528,772 and $179,546 for the nine month periods ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

         At September 30, 2006, the Company had total current assets of $277,672 and total assets of $349,044 as compared to $16,455 current assets and $ 57,876 total assets at December 31, 2005. The Company had a net working capital deficit of $582,029 at September 30, 2006 and $253,955 at December 31, 2005.

         Net stockholders' deficit in the Company was and $ 510,657 as of September 30, 2006 and $212,534 at December 31, 2005.

         The Company continues to seek strategic financing alternatives, including discussions with current and future potential investors. The company has multiple short term notes with a shareholder of the company which amounted to $633,446 on September 30, 2006. The notes carry an interest rate of 10%. The accompanying quarterly financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern, however, is dependent upon the Company's ability to implement its business objectives in order to generate cash flow.

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

(b)      Changes in Internal Controls

         Based on this evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

Reports on Form 8-K filed during 2006:

January 3, 3006 Material Agreement, contract with Hexion Specialty Chemicals


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 20, 2006

                            THE X-CHANGE CORPORATION
                                  (Registrant)

DATE: November 20, 2006


                                      By:/s/     Michael  L, Sheriff
                                      Michael L. Sheriff, President, Chief
                                      Executive Officer , and Chairman
                                      (Principal Executive Officer)





DATE: November 20, 2006


                                      By:/s/     Scott R. Thompson
                                      Scott R. Thompson, Chief
                                      Financial Officer
                                      (Principal Financial Officer)