Form 10KSB
period 2006-12-31
X-CHANGE CORP
filed 2007-04-06
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $ 1,154,573

As of March 30, 2007, there were approximately 28,534,500 shares of our common stock outstanding, of which 21,634,500 were held by non-affiliates. The aggregate market value of our common stock (based upon the closing price on March 30, 2007) held by non-affiliates was approximately $11,898,975.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

                            THE X-CHANGE CORPORATION
                                   FORM 10-KSB
                                TABLE OF CONTENTS
                              [NEEDS TO BE UPDATED]

                                                                            PAGE
                                     PART I

ITEM 1.  Description of Business............................................   3

ITEM 1A  Risk Factors.......................................................   8

ITEM 2.  Description of Property............................................  18

ITEM 3.  Legal Proceedings..................................................  19

ITEM 4.  Submission of Matters to a Vote of Security Holders................  19

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters...........  19

ITEM 6.  Management's Discussion and Analysis or Plan of Operation..........  21

ITEM 7.  Financial Statements...............................................  24

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  24

ITEM 8a. Controls and Procedures............................................  24

ITEM 8b. Other Information..................................................  25

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16 (a) of the Exchange Act........  25

ITEM 10. Executive Compensation.............................................  27

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.....  28

ITEM 12. Certain Relationships and Related Transactions.....................  29

ITEM 13. Exhibits and Reports on Form 8-K...................................  24

ITEM 14. Principal Accountant Fees and Services ............................  30

In this report, the terms "we," "our" and "us," refer to The X-Change Corporation and its direct and indirect wholly owned subsidiaries, including AirGATE Technologies, Inc., which we refer to as "AirGATE."

CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1933, as amended. Actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical fact. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions identify forward-looking statements.

Forward-looking statements in this report include statements regarding:

o        our belief that our revenues will increase significantly in 2007;
o our expectations related to our strategic relationships with Hitachi, Hexion Specialty Chemicals, Inc., Carinthian Tech Research, SECURUS Technologies, Inc. and Graco Children's Products, Inc.;
o our expectations regarding the capabilities of our products such as our GenuDot(TM) System and the down-hole tool we are developing with Hexion;
o        our expectations regarding our cash needs;
o        our expectations regarding the completion of our private offering;
o expected trends in our cost of operations, consulting expenses, general and administrative expenses;

Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including the risks described elsewhere in this report under the heading "Risk Factors."

ITEM 1   DESCRIPTION OF BUSINESS

ORGANIZATION AND HISTORY:

The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates. In this respect, we have engaged in numerous transactions since our inception. As of June 30, 2006, we have disposed of all of the assets and liabilities of all of our subsidiaries with the exception of AirGATE Technologies, Inc.

X-Change Corporation acquired AirGATE Technologies, Inc, now a wholly owned subsidiary of the X-Change Corporation, on July 20, 2005 for 10,000,000 shares of the our common stock.

BUSINESS MODEL:

Our business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is a leading end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide.
We are focused on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. We intend to deliver wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. We believe that this strategy will facilitate rapid market penetration and maximum return on our investment.

MARKET OVERVIEW:

The RFID industry received a significant amount of attention during the last four years, partially as a result of mandates from the retail giant Wal-Mart and the Department of Defense and the attempts of EPCglobal to develop a common RFID standard for supply chain management. However, to-date businesses operating in this sector of the RFID market have been, for the most part, disappointing, in part because of technical difficulties with the EPCglobal standard and the slow pace of supply chain adoption of RFID from pilot to full deployment.

AirGATE is focused on RFID applications in vertical markets that do not depend on RFID standards bodies, such as EPCglobal, Wal-Mart mandates or other factors outside our control. We believe that the following industries that will drive RFID expenditure over the next three years are:

o        healthcare and pharmaceutical;
o        retail and consumer packaged goods;
o        oil and gas;
o        automotive;
o        technology manufacturing/production.

Within these industries, we believe there are four RFID tagging application categories:

o        product authentication;
o        anti-counterfeiting;
o        work-in-process in the manufacturing sector;
o        high value inventory management and asset tracking;
o        real-time location systems; and
o        remote sensors

REVENUE OPPORTUNITIES:

In order to exploit the various markets, AirGATE explores and researches new technologies for inclusion into our product offerings. The products that we choose will be in line with our vision of total solutions generating good customer ROI and recurring revenue.

AirGATE has derived its historical revenue primarily from RFID application development contracts with companies such as SECURUS Technologies, Inc., Graco Children's Products, Inc. and Hexion Specialty Chemicals, Inc. However, we believe the key to our success is generating long term, stable, recurring revenues. We expect our revenue to increase significantly during 2007 compared to 2006 as a result of additional development contract-related revenue, pilot project revenue from potential customers and recurring revenue from royalty and other agreements. We expect that, during 2007, we will generate pilot project or recurring revenue from the following opportunities:

o a product-authentication system we are developing using Hitachi's u-Chip (pronounced mu-chip) RFID tag;
o        a down-hole tool we are developing for Hexion Specialty Chemicals, Inc.
         for use in the oil and gas exploration and development;
o reselling SAW-based RFID systems developed by Carinthian Tech Research of Austria that utilize AirGATE software and application systems;
o        a RFID-enabled system we are developing for SECURUS Technologies,  Inc.
         that enables SECURUS and correctional facilities to keep track of prisoners' collect telephone calls; and
o a child safety seat we are developing for Graco Children's Products, Inc., a Newell Rubbermaid company.

PRODUCT AUTHENTICATION - HITACHI U-CHIPS AND OUR GENUDOT(TM) SYSTEMS. In February 2007, we announced our new GenuDot System, a RFID-based product authentication system that utilizes the u-chip provided by Hitachi America, Ltd., a subsidiary of Hitachi, Ltd., as well as high frequency, standards-based

RFID tags. This system will provide authentication and chain of custody for branded items, critical parts, consumer goods and pharmaceuticals subject to counterfeiting and diversion, and high-value documents, such as premier event tickets, using Hitachi's u-chip RFID tag and AirGATE-developed readers and database. We currently have a prototype of the GenuDot System and expect initial commercialization in June 2007.

The GenuDot System is targeted at businesses and organizations in a variety of industries subject to counterfeiting and product diversion, including casinos, pharmaceutical companies, companies that rent and sell DVDs, CDs and computer games, collectors of antiques and memorabilia, companies that use loyalty cards, companies involved in event ticketing and other industries. Based on reports from IBM and Texas Instruments, the addressable product authentication market is estimated to exceed $650 billion worldwide and is estimated to be a multi-billion dollar market in the United States alone.

The GenuDot system is based on secure technology and the Hitachi mu-chip, the world's smallest RFID tag. Unlike other RFID tags, it cannot be cloned and operates at 2.45 GHz., a worldwide frequency. Each tag carries its own ID unique to the GenuDot solution. We expect that:

o GenuDot will also support ISO 14443 tags at 13.56 MHz. for additional flexibility and application;
o the GenuDot system will provide an end-to-end, highly secure product authentication solution that includes readers, software and a database;
o the GenuDot System readers will be intelligent and able to operate in standalone or network ready mode with automatic provisioning and recovery after power or network failure;
o that all readers will include an integrated two line display for visual authentication.

The ScanCheck(TM) 100 is the basic standalone reader; the ScanCheck 200 is a desktop reader that can operate standalone or as a member of a network without a controller; and the ScanCheck 500 is a battery-operated handheld with all of the features of the intelligent desktop unit. The feature-rich ScanCheck Server can manage up to 2,500 ScanCheck readers with complete configuration and database support. All units feature user-friendly drag-and-drop interfaces and AirGATE's Global Authentication Protocol(TM).

We anticipate that a significant portion of our 2007 revenue will be derived from our relationship with Hitachi through our GenuDot System. We are currently discussing this opportunity with several potential customers.

OIL AND GAS APPLICATIONS- HEXION. We are working with Hexion Specialty Chemicals, Inc. to develop a unique down-hole tool designed to operate in the extreme temperature of the well borehole environment. We expect the tool to be used to evaluate and improve production in oil and gas wells, including both new and previously drilled wells. We have a prototype of this product and expect initial commercialization in July 2007. When the product is complete, we expect Hexion to market and sell the product to its customers. Our agreement with Hexion provides that we will receive a 7.5% royalty on each use of the technology by Hexion customers for a period of seven years from date of commercialization, and we also expect to receive compensation for analyzing the data produced. In addition to development revenue related to the arrangement described above, we expect to generate royalty income revenue from our Hexion relationship during 2007.

SURFACE ACOUSTIC WAVE (SAW) TECHNOLOGY - CARINTHIAN TECH RESEARCH OF AUSTRIA. We are the exclusive North American SAW system reseller for Carinthian Tech Research of Austria. The basic SAW device is a thin metal film structure deposited on top of a piezoelectric crystal substrate with no power supplies. It reflects radio signal based on the pattern etched onto its surface. These reflections can be de-coded into data. In addition to RFID, SAW devices make very accurate temperature sensors. The devices work well in harsh environments as well as in the presence of liquid and metals. We are one of a handful of companies delivering SAW RFID systems for harsh environments, long read range and temperature sensing. We have delivered development systems to Intel, 3M, NASA-Johnson Space Center, Weatherford International and the U.S. Navy, among others. We expect to generate revenue from resale of these SAW development systems and commercialization of some of these development opportunities during 2007.

LAW ENFORCEMENT - SECURUS TECHNOLOGIES, INC. We have an agreement with SECURUS Technologies, Inc. under which we will provide RFID-enabled wrist bands for inmates and a RFID scanner for installation within SECURUS' telephone systems. The scanner reads the inmate identification from the inmate wristband when a collect phone call is made and positively identifies the inmate caller. We believe this technology will help SECURUS minimize write-offs of collect call charges. We expect to average 3(cent) to 5(cent), but not less than 1(cent), per phone call for SECURUS' use of this technology. SECURUS has contracts with 3,100 correctional institutions; managing over 120,000 phones and 20,000,000 collect calls per month. We expect to generate royalty revenue from this relationship in 2007.

SAFETY APPLICATIONS - GRACO CHILDREN'S PRODUCTS, INC. We are developing, for Graco Children's Products, Inc., a patent-pending child safety seat that uses RFID and other wireless technologies in to determine the status of the seat buckle - buckled or unbuckled -- on a child safety seat or booster seat when a child is in the seat. We have completed a prototype of the system and have signed an agreement with Graco pursuant to which we will receive a royalty for each seat shipped with this technology. We expect to generate revenue from this arrangement in 2007.

STRATEGIC RELATIONSHIPS:

We primarily sell and market our products through and in connection with our strategic relationships. AirGATE has dedicated significant time and resources during the last two years to developing and establishing strategic relationships with participants in the oil and gas, retail, government and manufacturing industries. Our marketing strategy with these potential relationships focuses on our ability to offer customized closed loop solutions that are not as dependent on global industry trends, such as the Wal-Mart RFID initiative. Also, these closed-loop applications frequently involve complementary technologies in SAW, mu-chip, and wireless 802.15.4 (Zigbee) sensor networks in addition to RFID. We believe that these additional technologies reduce AirGATE's sole dependence on RFID and expand AirGATE's application solution base and intellectual property. Our strategic partners benefit from the extensive capital, time and effort that we have invested to develop the technical expertise, industry relationships and operational infrastructure to deliver these solutions to our customers' base of potential users. Key strategic relationships include our relationships with Hexion, Hitachi, Carinthian Tech Research, SECURUS and Graco. AirGATE attempts to obtain the most preferential contract and be the preferred technology provider with each of its strategic relationships.

The sales cycle to initial revenues from these strategic relationships is typically three to six months. AirGATE's business development personnel and senior executives are involved in the solicitation and development of these relationships and the sales and promotion of AirGATE's solutions within the targeted vertical markets. The sales process ranges from an initial introduction to our products and solutions, to execution of a master contract governing our relationships to continued growth of the relationship leading to recurring revenue streams for AirGATE.

SALES AND MARKETING:

We expect to work closely with Hitachi on the sales and marketing of the GenuDot system. We believe that Hitachi's reputation and relationships will increase our visibility and credibility. Eventually, we plan to use channel relationships such as IBM Global Services, EDS and Accenture to handle sales of the GenuDot system to large organizations, although we do not currently have any of these relationships. We expect that these channel relationships would also manage deployment of our GenuDot system to large organizations. We also are directly marketing the Carinthian Tech Research SAW systems that we resell. We are currently "seeding" the market with development systems, and we have provided these systems to potential clients such as NASA-Johnson Space Center, the U.S. Navy and Weatherford International. We believe that any one of these seeded development systems, when commercialized, could represent a significant opportunity. We expect that Hexion, SECURUS and Graco will manage the sales and marketing of our oil and gas applications, law enforcement technology and safety applications, although there are no contractual obligations requiring them to do so.

INTELLECTUAL PROPERTY:

We are currently involved in several research and development projects with our strategic relationships that we believe will result in patented technology. Because of our strategic partners, we generally expect that we will transfer ownership of these patents and the related technology to the strategic partner, as we have done in connection with our relationships with Hexion and Graco. However, we typically expect to retain a royalty free license to use the co-developed technology outside of each partners' exclusive market.

We have also invested in building the "AirGATE" trade name and product trade name, which we expect to use as a co-branding tool with our strategic relationships.

EMPLOYEES:

As of March 30, 2007 AirGATE has 12 employees. None of the employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends, in large part, upon the continued service of its senior management and key technical personnel and continuing ability to attract and retain highly qualified technical and managerial personnel.

COMPETITION AND COMPETITIVE ADVANTAGE:

We have a number of competitors. In the wireless authentication market, we compete with Texas Instruments' Authentication Products, Authentix and others. In the down-hole tool market, we compete with other providers of solutions for improving production techniques, including Pinnacle, Schlumberger and providers of micro-seismic technology. In the SAW technology market, we compete with other providers of SAW technology, including RFSaw, Inc. and Siemens. Some of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, consolidation in the RFID industry could intensify the competitive pressures that we face by creating more formidable competitors. Many of our existing and potential competitors may be better positioned to acquire other companies, technologies or products.

AirGATE's major competitive advantage is its technical expertise in RF, wireless and RFID application development and integration. We believe we have built a solid reputation within vertical industries. AirGATE has assembled a superior management and development team with decades of business and engineering experience in the telecom, wireless and database industries. We have a "can do" corporate philosophy that attracts clients seeking difficult technical solutions. This is validated by the strategic relationships we have developed, such as our relationships with Hexion Specialty Chemicals, Inc., SECURUS technologies, Inc., Graco Children's Products, Inc. and Hitachi America, Ltd.

MANUFACTURING:

AirGATE's expertise is in proof of concept, prototype and commercialization. We expect to rely on third parties for virtually all manufacturing and sub-assembly related to our solutions.

REGULATORY

Our RFID technology is subject to governmental regulatory agency approval from agencies such as the Federal Communications Commission, the Transportation
Security Administration and the Food and Drug Administration. The reliance on certain regulatory approvals may affect the adoption rate of our products or require design changes, and could adversely affect our product release schedules. For example, before we sell our GenuDot System, we will need to obtain clearance of the readers included in this system from the Federal Communications Commission, a process that we think will take less than a month. When we begin marketing and selling our products overseas, such as in Europe, the related foreign requirement may be even more onerous.

ITEM 1A  RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

WE NEED  CAPITAL  TO  AVOID  INSOLVENCY,  SUSTAIN  OUR  OPERATIONS  AND GROW OUR
BUSINESS.

We currently do not have much liquidity, we need capital to avoid insolvency, sustain our operations and grow our business. In the first quarter of 2007 we started the process to raise up to $6 million under a private placement of our common stock. As of March 30, 2007, we had raised approximately $550,000. We have extended our initial deadline for closing of the offering from March 31, 2007 to June 20, 2007 to coincide with the registration deadline for the stock If we raise the full amount, we expect that we will have enough liquidity to meet our working capital and capital expenditure needs for at least the next 36 months. However, this belief depends in part on our ability to meet our revenue projections, including our projection that our 2007 revenues will be significantly higher than our 2006 revenue. If we do not raise the full amount of the offering, if we are not able to meet our revenue projections, or if our capital needs change, we may need to raise additional capital. Funding may not be available on favorable terms, if at all. If we run out of capital, there is a chance that we could become insolvent and our financial obligations could be accelerated. Alternatively, even if we do not become insolvent, we may not be able to obtain capital necessary to grow our business, which could adversely affect our ability to meet our financial objectives.

OUR NEAR-TERM FINANCIAL PERFORMANCE DEPENDS ON THE SUCCESS OF OUR STRATEGIC RELATIONSHIPS WITH HITACHI AMERICA, LTD.; HEXION SPECIALTY CHEMICALS, INC.; CARINTHIAN TECH RESEARCH; SECURUS TECHNOLOGIES, INC.; AND GRACO CHILDREN'S PRODUCTS, INC.

We expect our revenue to increase significantly during 2007 compared to 2006. However, this expectation depends, in large part, on the success of our various strategic relationships during 2007.

OUR DEPENDENCE ON HITACHI AMERICA, LTD. In February 2007 we announced our GenuDot System, an authentication system that incorporates Hitachi's u-chip. We expect to generate a significant portion of our 2007 revenue through sales of these GenuDot Systems. However, although we have a prototype of the GenuDot System completed, we do not expect initial commercialization of this project until June 2007. Furthermore, we currently do not have any agreements with customers to purchase any of these GenuDot Systems, although we are involved in several high-level discussions with potential customers. If and when we do sign up customers, even potentially large customers will probably start with smaller purchases and pilot programs before ramping to more significant volumes. Furthermore, our success depends in large part on Hitachi's willingness and ability to support its u-chip and, in particular, our GenuDot System. If we are unable to generate significant revenue from our GenuDot System in 2007, we likely will not meet our revenue projections for 2007. Furthermore, increasing revenue from our GenuDot System requires Hitachi's support and cooperation. If Hitachi is unable or unwilling to scale u-chip production to meet the projected increased demand, our ability to meet our revenue projections will be adversely affected.

OUR DEPENDENCE ON HEXION SPECIALTY CHEMICALS, INC. We also have an agreement with Hexion Specialty Chemicals, Inc. related to an underground radar transceiver tool for the oil and gas drilling industry. We expect Hexion to market and sell the tool to its customers and that we will receive royalty payments in connection with these sales. However, although we have a prototype of this tool, we do not expect initial commercialization of the unit until June 2007. Any delays in initial commercialization could adversely affect the amount of 2007 revenue we generate from this relationship. Furthermore, there is no assurance that Hexion will aggressively market and sell our transceiver tool or that it will allocate sufficient resources to the product that will include our transceiver tool. Also, Hexion may terminate its agreement with us at any time upon six months notice. If revenue generated royalty from our Hexion relationship does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected.

OUR DEPENDENCE ON CARINTHIAN TECH RESEARCH OF AUSTRIA. We expect to generate revenue in 2007 by reselling SAW-based RFID systems in North America for Carinthian Tech Research, an Austria-based company. Although we have delivered deployment systems to several potential customers, we have not yet generated significant revenue from this relationship. There is no assurance that we will be able to effectively market and sell Carinthian's systems in the United States. If revenue generated from our relationship with Carinthian does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected. Furthermore, even if demand for SAW-based solutions increases rapidly, we rely on Carinthian to provide these solutions to us. If Carinthian is unable to scale its production to meet increased demand, our ability to meet our revenue projections may be harmed.

OUR DEPENDENCE ON SECURUS TECHNOLOGIES, INC. We expect to generate revenue in 2007 from our agreement with SECURUS Technologies, Inc. Under this agreement, we are to provide RFID-enabled wrist bands for inmates and related scanners to use within SECURUS' telephone systems, and we expect to generate recurring revenue from use of the wrist bands and scanners by SECURUS customers. However, we are still developing this product, and there is no assurance that SECURUS will deploy this system within their telephone network in 2007 and thereafter. If revenue generated from our relationship with SECURUS does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected.

OUR DEPENDENCE ON GRACO CHILDREN'S PRODUCTS, INC. We expect to generate revenue in 2007 from the child safety seat technology that we are developing for Graco. However, the magnitude of this revenue depends on the number of child seats that Graco sells that include the technology we are developing. Graco is not required to include our technology in its seats and, if it does include the technology, there are no assurances that the safety seats will sell in volumes that are sufficient to generate meaningful revenue for us. If revenue generated from our relationship with Graco does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected.

WE WILL NOT BE SUCCESSFUL UNLESS THERE IS WIDESPREAD ACCEPTANCE OF RFID AND OTHER WIRELESS TECHNOLOGIES IN THE VERTICAL MARKETS WE ARE TARGETING.

We are targeting several markets where the use of RFID and other wireless technologies is relatively new. If these markets do not embrace these new technologies as rapidly as we expect, our ability to meet our financial objectives, both in 2007 and beyond, will be adversely affected.

AUTHENTICATION APPLICATIONS. We believe we have a significant opportunity, through our GenuDot System, to capitalize on the market's need for secure and reliable authentication technology. However, there is no assurance that potential customers, such as casinos, pharmaceutical companies and companies that rent or sell DVDs, CDs and computer games, will pursue RFID strategies to meet their authentication needs. These customers may believe that RFID technology is either too complex or too expensive to meet their objectives and may decide that the status quo or alternative technologies are more cost-effective. If potential customers do not embrace RFID authentication strategies as rapidly or to the extent that we expect, our ability to meet our financial objectives will be harmed.

OIL AND GAS INDUSTRY. Through our relationship with Hexion Specialty Chemicals, Inc., and through our efforts to resell the SAW-based systems of Carinthian Tech Research, we depend on acceptance of RFID technology in some segments of the oil and gas industry. For instance, through our relationship with Hexion, we are developing an oil and gas exploration and production product that will be used by oil and gas operators attempting to assess the feasibility of their drilling activity. However, there is no assurance that our technology will produce benefits to these operators that are significant enough to generate the attention we expect. Even if our technology does produce the expected benefits, there is no assurance that cheaper or more effective alternate technologies will not be developed. If the oil and gas industry does not adopt our technology as quickly or to the extent that we expect, our ability to meet our financial objectives will be harmed.

SAW TECHNOLOGIES. We expect to generate revenue by reselling Carinthian Tech Research's SAW-based RFID systems in North America. We believe that SAW technology has several advantages compared to chip-based RFID systems, such as longer read ranges and the ability to function in proximity to metal and liquid. However, there is no assurance that potential customers will adopt SAW-based solutions on a widespread basis or that, if they do, they will choose
Carinthian's solutions. In this case, our ability to meet our financial objectives will be harmed.

LAW ENFORCEMENT. We are developing a system that includes RFID-enabled wristbands and third party manufactured scanners for SECURUS Technologies, Inc. to help track collect phone calls made by prisoners. To generate revenue from this arrangement, we need SECURUS to include our technology in their network of prison-based telephones. However, there is no assurance that SECURUS' customers, which are primarily prisons and similar institutions, will demand our technology or that SECURUS will effectively market our technology to its customer base. As a result, our revenues from this arrangement could be less than we expect, which would adversely affect our ability to meet our financial objectives.

SAFETY APPLICATIONS. We are developing wireless technology for a child safety seat for Graco Children's Products, Inc. that indicates whether a safety buckle is fastened. The success of this product depends on both Graco's willingness and ability to market and sell it as well as customers' willingness to pay for the additional safety we believe this feature provides. If this feature is not adopted as quickly as we expect, our ability to meet our financial objectives will be harmed.

WE EXPECT THAT ALMOST ALL OF OUR PROJECTED 2007 RECURRING REVENUE WILL RELATE TO PRODUCTS UNDER DEVELOPMENT THAT WE HAVE NOT YET SOLD IN VOLUME TO CUSTOMERS. AS A RESULT, WE HAVE LIMITED VISIBILITY REGARDING THE LENGTH OF OUR SALES CYCLE, WHICH MAKES PROJECTING REVENUE DIFFICULT AND COULD OTHERWISE ADVERSELY AFFECT OUR BUSINESS.

Based on the limited sales history for our products, we are not certain what the length of the sales cycle will be for our products. For instance, we believe there will be significant demand for our RFID authentication system, GenuDot, with casinos, pharmaceutical companies, high value consumer goods companies, ticketing operations and companies that rent or sell DVDs, CDs and computer games, and we have begun conversations with several of them. However, we do not expect initial commercialization of this product until June 2007, and we are not certain how long it will take to convert these conversations in to meaningful orders of the magnitude that will drive the kind of revenue we expect. It is especially difficult to forecast sales cycle durations for new products, such as our GenuDot System. Because so much of our projected recurring revenue for 2007 relates to new products, many of which we are still developing, forecasting our 2007 revenues is especially difficult. A number of factors can make these decisions take longer than we expect, including technical evaluations of the products by our customers and efforts to educate our customers on the uses and benefits of RFID technology. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before any customer orders or payments are received. Our uncertainty about the sales cycle for our products, particularly our GenuDot System, makes projecting our 2007 revenues difficult and could otherwise adversely affect our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO GENERATE RECURRING REVENUE STREAMS, WHICH DEPENDS IN LARGE PART ON OUR ABILITY TO SCALE OUR SALES AND MARKETING EFFORTS.

We believe our long term success depends on our ability to begin generating significant recurring revenue from our strategic relationships with Hitachi America, Ltd., Hexion Specialty Chemicals, Inc., Carinthian Tech Research and others. Historically, we have derived most of our revenue from development of vertical market RFID systems. In order to grow the business, we must add new customers for our RFID products, in particular for our GenuDot product authentication system. The ability to attract new customers will depend in large part on the success of our sales and marketing efforts and the sales and marketing efforts of our strategic relationships. To be successful, we must market and sell our GenuDot System to a variety of potential customers, including casinos and pharmaceutical companies. If we are unable to scale our sales and marketing efforts quickly, or if our strategic relationships are unable or unwilling to scale their sales and marketing efforts related to our products, we may not be able to sell our products in significant volumes and our ability to meet our financial goals could be adversely affected.

YOU MAY NOT BE ABLE TO RESELL YOUR COMMON STOCK AT A PRICE YOU WOULD LIKE OR AT ALL.

The trading volume of our common stock is relatively light, which may make reselling significant blocks of our stock without driving down our stock price difficult. In addition, our stock price has been extremely volatile historically, and we expect this volatility to continue, which could affect your ability to sell your shares at the price you expect.

THE VOLATILITY OF OUR STOCK PRICE COULD SUBJECT US TO AN INCREASED RISK OF SECURITIES LITIGATION.

In the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of the management's attention and resources.

THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR FINANCIAL OBJECTIVES.

We have a number of competitors. In the wireless authentication market, we compete with Texas Instruments, Authentication Products, Authentix and others. In the down-hole tool market, we compete with other providers of solutions for improving production techniques, including Pinnacle, Schlumberger and providers of micro-seismic technology. In the SAW technology market, we compete with other providers of SAW technology, including RFSaw, Inc. and Siemens. Some of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, consolidation in the RFID industry could intensify the competitive pressures that we face by creating more formidable competitors. Many of our existing and potential competitors may be better positioned to acquire other companies, technologies or products.

OUR CURRENT FINANCIAL POSITION MAY DETER POTENTIAL CUSTOMERS AND STRATEGIC RELATIONSHIPS.

We currently do not have much liquidity. This problem may be minimized by current efforts to raise additional funding in our private placement. Even if we are able to raise additional funding, however, the large corporations and organizations that we view as potential customers and partners, such as large casinos and pharmaceutical companies, may be hesitant to enter into agreements with us because of our financial position. If these large potential customers and partners avoid us, our ability to meet our financial goals will be significantly and adversely affected.

WE HAVE A HISTORY OF LOSSES, EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

We have experienced operating losses in the past and expect to continue to incur additional operating losses in the near future. We incurred net losses of $73,823 in 2004, $363,511 in 2005 and $941,027 in 2006, and we had an
accumulated deficit of $1.974 million at December 31, 2006. Our ability to achieve or sustain profitability is based on a number of factors, many of which are discussed in these risk factors. We may never be able to generate sufficient revenues to achieve or sustain profitability on a quarterly or annual basis. We continue to have significant operating expenses and expect to continue to incur sales and marketing, product development and administrative expenses as we attempt to grow our business. This continued spending will have an adverse impact on the operating results if the net revenues do not grow sufficiently to cover the expenditures. If demand for our products and systems do not materialize or if we fail to manage our cost structure, our ability to achieve profitability will be adversely affected.

WE WILL LIKELY NEED TO ENTER INTO ADDITIONAL STRATEGIC RELATIONSHIPS TO MEET OUR CUSTOMER NEEDS.

We believe that, if demand for our GenuDot Systems increases as quickly as we expect, at some time during 2008 we may need to enter into a strategic relationship with a company such as IBM Global Inc., Accenture, Bearing Point or Unisys to help us provide GenuDot Systems to our customers, although we do not anticipate that any such relationship will be necessary for 2007. There are not assurances that we will be able to locate a strategic relationship on acceptable terms, or at all. Furthermore, we will rely on any such third party to meet our customers' needs, and the third party's performance will be, to some extent, outside of our control. If we are unable to locate an effective strategic relationship on acceptable terms, we may not be able to scale growth of revenue related to our GenuDot Systems as quickly as we expect.

TO MEET OUR FINANCIAL OBJECTIVES, WE MUST GROW RAPIDLY.

Meeting our 2007 revenue objectives will place a significant strain on our internal resources. For instance, we are forecasting significant growth in the sales of our recently introduced GenuDot Systems for authentication. Meeting our revenue objectives for these systems will require a significant amount of sales and marketing effort. We have recently hired personnel to help drive this business growth, and we believe we will need to hire additional personnel. Our projected growth will require significant additional resources. There are no assurances that resources will be available when we need them or that we will have sufficient capital to fund potential resource needs. If we do not grow our internal resources, we will not be able to drive demand for our products and systems, develop new products and strategic relationships or meet the demands of our customers.

IF WE ARE UNABLE TO MANAGE THIS GROWTH, WE COULD INCUR COSTS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

To manage growth effectively, we must continue to improve and expand infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Our headcount increased from 2 employees at December 31, 2004, to 7 employees at December 31, 2005 and to 14 employees December 31, 2006. The additions include members of senior management, who we must integrate quickly. Productivity and the quality of the products may be adversely affected if we do not integrate and train new employees quickly and effectively and coordinate among the executive, engineering, finance, marketing, sales, operations and customer support organizations, all of which add to the complexity of the organization and increase operating expenses. Also, we may not be able to grow our information technology systems at a sufficient rate to keep up with the processing and information demands from larger companies. The efforts to continue to expand information technology systems or the inability to do so could harm the business.

IF WE OVERESTIMATE CUSTOMER DEMAND, WE MAY INCREASE OUR COST STRUCTURE UNNECESSARILY.

We expect demand for our products to grow quickly during 2007, and we intend to scale our internal resources and our strategic relationships to meet this projected increased demand. If the increased demand does not materialize, we may have a cost structure that future revenues do not support. In this event, our financial results will be adversely affected. Furthermore, lower-than-expected demand can result excess inventory that cannot be sold, which could harm our financial results.

ALTHOUGH WE ARE NOT TARGETING THE SUPPLY CHAIN RFID MARKET, PUBLIC PERCEPTIONS OF THE VIABILITY OF RFID APPLICATIONS IN THE SUPPLY CHAIN COULD ADVERSELY AFFECT ACCEPTANCE OF RFID IN THE VERTICAL MARKETS WE ARE TARGETING.

The market for RFID products in the application areas that we are targeting is relatively new and, to a large extent, unproven. Near-term adoption of RFID technology depends in large part on large organizations with market influence, such as Wal-Mart and the U.S. Department of Defense, encouraging the use of RFID technology in their supply chains. However, the general perception regarding these programs is that they have not resulted in benefits for supply chain management as quickly as the market expected when the programs where announced a few years ago. This perception could adversely affect the adoption of RFID in the vertical markets we are targeting, even if those vertical markets do not relate to supply chain management. Furthermore, if the supply chain management objectives ultimately prove to be unworkable, this could adversely affect market acceptance of RFID generally, which would affect our financial performance. Furthermore, if a vibrant and workable supply chain management RFID model does not emerge, this could have consequences for our business model. Although, in the near term, we do not depend on the success of RFID in the supply chain, we believe that in the long term our solutions will find more widespread acceptance if RFID has become generally accepted in a variety of settings, including supply chain management. If efforts to implement RFID technology in the supply chain continue to falter, the related bad publicity could adversely affect our ability to market and sell our products.

WIDESPREAD ADOPTION OF OUR RFID SOLUTIONS DEPENDS ON DECLINES IN SELLING PRICES FOR RFID TAGS SUCH AS HITACHI'S U-CHIP TAG.

In many of our target markets, adoption of RFID technology means purchasing and deploying vast amounts of RFID tags. For instance, a casino that chose to deploy our GenuDot System to combat counterfeiting would likely need to include a Hitachi u-Chip tag in every casino chip. To make economic sense, then, the per-chip price will need to be very low. Average selling prices for passive RFID tags have declined rapidly in recent years, and we expect these declines to continue. For our customers to adopt our RFID solutions, we need these tag price declines to continue.

OUR PRODUCTS ARE NEW AND EVOLVING AND OUR BUSINESS MODEL IS UNPROVEN, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We expect our 2007 revenue to grow rapidly compared to 2006. However, because the markets we target are new and evolving, it is especially difficult to predict our revenue growth rate. For instance, our ability to hit our 2007 revenue target depends significantly on the development of a market for our GenuDot System, on the development of the market for the down-hole tool we are developing for Hexion and on resale of Carinthian's SAW-based products. However, evaluating the development of markets for these products is difficult because they are so new. In the past, we and other industry participants have overestimated the RFID market size and overall growth rates, and it is possible that we are incorrectly evaluating the authentication market, the market for wireless-based down-hole tools and the market for SAW-based products. We expect that these visibility problems will continue for the foreseeable future. These factors make evaluating our prospects difficult, both with respect to our 2007 revenue opportunities and with respect to our prospects generally.

MOST OF OUR PRODUCTS ARE PART OF LARGER SOLUTIONS THAT ARE OFFERED TO END CUSTOMERS, AND WE MUST WORK WITH THIRD PARTIES TO ENSURE THAT OUR PRODUCTS INTER-OPERATE CORRECTLY.

Almost all of our products are components of solutions offered by us or third parties to end customers. For instance, Graco is incorporating our RFID technology into its child safety seat, and we are incorporating Hitachi's u-Chip into our GenuDot System. If we are unable to work with these parties to produce a product that works properly for the end customer and to market and sell the products effectively, our business model will not work.

IF OUR PRODUCTS AND SYSTEMS DO NOT MEET OUR CUSTOMERS' NEEDS OR OTHERWISE MALFUNCTION, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Many of our customers have demanding specifications for quality, performance and reliability that must be met. This is particularly true in the case of the child safety seat we are developing for Graco Children's Products, Inc. Our customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. We may also experience quality control problems with respect to these products that are combined with or incorporated into products from other vendors, such as Hitachi's u-Chip, or that are assembled by third-party subcontractors. These types of problems could adversely affect our business. In particular, a defect in the technology related to our child safety seat could result in substantial monetary damages, management distraction and bad publicity for us. Many of our agreements also include obligations to indemnify our customers and vendors for damages they incur related to flaws in our products. Furthermore, even if we do not have a technical indemnification obligation, we may decide to indemnify our customers for client relationship reasons. The costs we incur in correcting any product defects or errors may be substantial and could adversely affect our operating results.

FLUCTUATIONS IN QUARTERLY AND ANNUAL OPERATING RESULTS MAY ADVERSELY AFFECT OUR BUSINESS, AND THESE FLUCTUATIONS MAKE EVALUATING OUR BUSINESS DIFFICULT.

A number of factors, some of which are described in these risk factors and many of which are outside of our control, may cause or contribute to significant fluctuations in quarterly and annual revenues and operating results. These fluctuations may make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in available cash, which could negatively affect our capital planning or cause us to miss business opportunities. Also, these fluctuations make comparing operating results on a period-to-period basis difficult.

IF  WE  ARE   UNSUCCESSFUL  IN  DEVELOPING  AND  INTRODUCING  NEW  PRODUCTS  AND
ENHANCEMENTS, WE MAY BE UNABLE TO MEET OUR FINANCIAL GOALS.

To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we have to continue to introduce new RFID products and services. We commit significant resources to developing new products for targeted markets, improving performance and reliability, and reducing costs. We may not be able to develop the underlying core technologies or processes necessary to create new or enhanced products or to license or otherwise acquire these technologies from third parties. The success of a new or enhanced product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors. If we do not continue to innovate, we will not be able to meet our financial goals.

OUR GENUDOT SYSTEM IS A CLOSED LOOP APPLICATION, MEANING IT DOES NOT COMPLY WITH THE EPCGLOBAL STANDARDS AND IS NOT INTENDED TO WORK WITH THIRD PARTY READERS. THIS COULD ADVERSELY AFFECT MARKET ACCEPTANCE OF THE GENUDOT SYSTEM.

Our GenuDot System for authentication is a closed loop system, meaning the Hitachi u-Chip tags and the AirGATE readers and database that comprise the GenuDot System will not inter-operate with third party systems. We believe that this approach is necessary given the needs of the authentication market, as we believe open systems are easier to counterfeit, undercutting the entire rational of using RFID for authentication. Nevertheless, potential customers may not be willing to invest in our GenuDot System, which will not inter-operate with third party solutions, as it will entail a commitment to our solution that will be difficult to reverse. If this concern prevents customers from purchasing our GenuDot System, our ability to meet our financial goals will be adversely affected.

WE RELY ON PATENTS, TRADEMARKS, COPYRIGHTS AND TRADE SECRETS TO PROTECT OUR PROPRIETARY RIGHTS, WHICH MAY NOT BE SUFFICIENT TO PROTECT ALL OF OUR INTELLECTUAL PROPERTY.

Our success depends in part on protecting our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We provide access to trade secrets and other intellectual property to suppliers, customers and contractors and otherwise as part of our business, and may permit disclosure of our intellectual property in some circumstances. We cannot assure that any trade secret, patent or registered trademark or other intellectual property we own or license will be enforceable or will not be disclosed, invalidated, circumvented or otherwise challenged in the United States or foreign countries or that the related rights will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims we seek, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights to the same extent U.S. laws do. Litigation may be necessary to enforce the patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources that could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in the intellectual property rights being held invalid or unenforceable.

WE DO NOT OWN SEVERAL KEY TECHNOLOGIES THAT WE ARE DEVELOPING FOR THIRD PARTIES SUCH AS HEXION SPECIALTY CHEMICALS, INC., WHICH MAY MAKE US A LESS ATTRACTIVE ACQUISITION CANDIDATE.

On several of our development projects, such as the down-hole tool we are developing for Hexion Specialty Chemicals, Inc., we do not own the underlying technology, and have transferred the intellectual property to Hexion. However, we have a license to use it outside of Hexion's intended use.. We do not believe this will adversely affect our business model, but it is conceivable that we may be considered a less attractive acquisition candidate because we have transferred ownership of some of the technologies we are developing.

WE MAY NEED TO LICENSE RFID-RELATED PATENTS FROM THIRD PARTIES, AND WE MAY NOT BE ABLE TO OBTAIN THESE LICENSES ON ACCEPTABLE TERMS, OR AT ALL.

Our business may require us to license technology, such as patents, from third parties. There are a large number of other companies who hold a significant number of patents related to RFID technologies. Although we do not currently believe we will need to license any of these patents, our business model may change or our beliefs regarding the proper construction of these third party patents may change. If so, there is no assurance that owners of patents related to these technologies will be made available to us in licenses that include reasonable terms or at all. Failure to obtain licenses from owners of patents related to RFID technologies on commercially reasonable terms could have a material adverse impact on our business model.

WE MAY BECOME SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS AND OTHER LITIGATION THAT MIGHT BE COSTLY TO RESOLVE AND, IF RESOLVED ADVERSELY, MAY HARM OUR BUSINESS.

We are not currently a party to any litigation. However, we may become a party to litigation, patent-related and otherwise, in the normal course of business. Also, we may be required to defend and indemnify our customers and other third parties for claims of intellectual property infringement relating to the products under the agreements with our distributors, customers and other partners. For instance, provisions in agreements with Graco and SECURUS require indemnification if the validity of intellectual property developed for these companies is challenged. Even if not technically required to indemnify our customers or other third parties, we may decide to do so for reasons related to the importance of the relationship with these customers or third parties. The likelihood of these claims will increase as our business expands. Also, as the number of products and competitors in the industry grows and the functionality of products overlaps, the likelihood of these claims increases. Litigation can be expensive, lengthy and disruptive to normal business operations. The results of complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business. Negative developments with respect to lawsuits could cause our stock price to decline. Any claims or proceedings against us or our indemnitees, whether meritorious or not, could be time consuming, result in costly litigation, require a significant amount of management time and result in the diversion of significant operational resources. Furthermore, any claim of patent infringement could result in significant monetary damages, which could include treble damages for willful infringement, and could result in an injunction that prevents us from manufacturing or distributing certain products or performing certain services. Further, any settlement we enter into may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

COMPLYING WITH APPLICABLE GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND IMPAIR OPERATING RESULTS.

Regulation of the use of RFID technology in certain markets by governmental agencies like the Federal Communications Commission, the Transportation Security Administration or the Food and Drug Administration may affect the adoption rate of our products or require design changes, and the need to obtain the approval of these agencies could adversely affect our product release schedules. For example, before we sell our GenuDot System, we may need to obtain clearance of the readers included in this system from the Federal Communications Commission, a process that we think will take less than a month. When we begin marketing and selling our products overseas, such as in Europe, the related foreign requirement may be even more onerous.

WE EXPECT TO DEPEND ON A LIMITED NUMBER OF SUPPLIERS AND ASSEMBLERS OF OUR PRODUCTS.

In addition to our major strategic relationships, such as our relationships with Hitachi, Hexion and Carinthian, we expect to rely on other third parties. For instance, we are incorporating third party-developed scanners in to our RFID systems for SECURUS, and we will rely on third parties to provide components of the down-hole tool we are developing with Hexion. This reliance involves risks, including limited control over the price, timely delivery and quality of such components. Our suppliers and manufacturers may become unable or unwilling to deliver these components at an acceptable cost or at all. If they are unable to fulfill their obligations properly, our ability to meet our customers' needs may suffer. Manufacturing related issues of our subcontractors may also delay the beginning of our recurring revenue. To date, we have experienced manufacturing setbacks with our SECURUS and Hexion products that have delayed our anticipated launch date by a few months for each of these products.

WE EXPECT TO RELY ON THIRD PARTY MANUFACTURERS.

Our business model requires that we locate quality third party manufacturers to construct and assemble our products. We have identified some of these relationships, such as the manufacturer of some of the components of the down-hole tool we are developing with Hexion. In late 2006, we expected to begin installation and receive recurring revenues from SECURUS Technologies for collect phone calls made using our RFID-enabled prison phone system. However, our manufacturing subcontractor encountered problems that resulted in a delay in delivery of our RFID phone modules. In addition, to resolve the problem satisfactorily required a re-design of a small part of the component. We believe our subcontractor has resolved this problem and we expect SECURUS to begin installation in correctional facilities in the second quarter of 2007 and recurring revenues to begin shortly thereafter. In addition, in 2006 we expected to deliver the first downhole tool to Hexion by April 2007. Many of the components of the tool are custom-made, and are subject to potential delays in delivery. We will need to manage these relationships effectively to avoid these kinds of problems in the future. Although we are unable to determine at this time, until our business develops further, which of these relationships will be material, we do believe that, in the aggregate, they will be important to our business.

IF UNAUTHORIZED ACCESS IS OBTAINED TO OUR CUSTOMERS' DATA AS A RESULT OF OUR PRODUCTS, INCLUDING THROUGH BREACH OF SECURITY MEASURES OR UNAUTHORIZED ENCODING OF RFID TAGS, WE COULD BE SUBJECT TO RELATED LEGAL CLAIMS, AND CUSTOMERS MAY
CURTAIL OR STOP THEIR USE OF OUR PRODUCTS, WHICH WOULD HARM THE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Security breaches, particularly security breaches related to our GenuDot System, could expose us to litigation and possible liability, regardless of whether these breaches relate to products with our systems. If the customers' security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation could be damaged, the business and prospects may suffer incurring significant liability.

PRIVACY CONCERNS RELATING TO ELEMENTS OF RFID TECHNOLOGY COULD DAMAGE OUR REPUTATION AND DETER CURRENT AND POTENTIAL CUSTOMERS FROM USING OUR PRODUCTS AND SYSTEMS.

From time to time, concerns have been and are expected to continue to be expressed about whether RFID products compromise privacy rights. Concerns about the collection of information, identity theft or other privacy-related matters, even if unfounded, could damage our reputation and operating results, and could delay the development of the overall RFID industry. For example, California is currently considering legislation that would prohibit California public agencies from issuing identification cards containing RFID tags. In addition, other states have considered RFID regulation. As the RFID industry continues to evolve, federal, state, foreign or other governmental agencies may adopt increased RFID regulations. For example, the Federal Trade Commission, or FTC, held a workshop in June 2004 regarding the privacy issues involved with the use of RFID technology, and future regulation by the FTC is a possibility. The European Union is also considering the implications of RFID technology with regard to personal data collection. We believe increased regulation is likely in the area of privacy, and laws and regulations applying to the collection, processing or use of personal or consumer information could affect its customers' ability to collect and use data, potentially reducing demand for our products.

WE DEPEND ON KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER, TO MANAGE OUR BUSINESS EFFECTIVELY. IF WE ARE UNABLE TO HIRE, RETAIN OR MOTIVATE QUALIFIED PERSONNEL, WE WILL HAVE TROUBLE MEETING OUR FINANCIAL GOALS.

Our success depends on our key employees, including our chief executive officer and key technical personnel, and the ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly finance, engineering, sales or marketing personnel, may seriously harm our business, financial condition and results of operations. Our chief executive officer, Michael Sheriff, recently took a three-week leave of absence for medical reasons, although he has since returned. Any future extended absence by Mr. Sheriff could cause problems for our business. All of our key employees may terminate their employment at any time. We do not have key person life insurance policies covering any of our employees at this time. The ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill current or future needs.

COMPLYING WITH SECTION 404 OF THE SARBANES-OXLEY ACT, WHICH WE MUST DO IN CONNECTION WITH OUR FINANCIAL STATEMENTS FOR THE YEAR ENDING DECEMBER 31, 2007, WILL ENTAIL SUBSTANTIAL COST, EXPENSE, EFFORT AND MANAGEMENT DISTRACTION.

In addition, there is a possibility that we may identify a material weakness in our review of our internal controls and procedures, the disclosure of which could affect our stock price.

IF WE FAIL TO MAINTAIN PROPER AND EFFECTIVE INTERNAL CONTROLS, OUR ABILITY TO PRODUCE ACCURATE FINANCIAL STATEMENTS COULD BE IMPAIRED.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past and may in the future discover areas of internal financial and accounting controls and procedures that need improvement. We expect significant growth in our revenue and expenses in the near term. As a result, we expect to hire additional finance personnel in order to implement and track our internal controls related to tracking this growth. There is no assurance that we will be able to find qualified people to fill these positions. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase the operating costs and could materially impair its ability to operate the business. In addition, investors' perceptions that internal controls are inadequate or that we are unable to produce accurate financial statements may materially adversely affect the stock price.

UNTIL RECENTLY, NO MEMBERS OF OUR BOARD OF DIRECTORS WERE INDEPENDENT WITHIN THE MEANING OF FEDERAL SECURITIES LAWS.

Our board of directors is comprised of our two executive officers, Mike Sheriff and Scott Thompson, neither of which is an independent director within the meaning of federal securities laws, and David Freidman, who joined our board of directors in February 2007. We are currently assessing whether Mr. Freidman is an independent director, as defined under applicable securities laws, and we have not yet appointed him to, or otherwise formed, an audit committee.

THE COSTS BEING A PUBLIC COMPANY CAN BE SIGNIFICANT.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements.

OUR STOCK IS NOT LISTED ON A MAJOR STOCK MARKET.

Our common stock is currently quoted on the OTC Bulletin Board, as we do not meet the listing requirements for the NASDAQ Global Market or any other major stock market in the United States. The listing of our stock may have an effect on the perception of us among potential investors, vendors, customers or acquirers and most likely adversely affects the liquidity of our shares.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT US, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT TRADING VOLUME IN OUR STOCK.

We do not believe our stock is currently being followed by any securities analysts. If analysts do not in the future decide to track our stock, significant trading volume may not develop.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS, OR PERCEPTIONS OF THESE SALES, COULD CAUSE THE STOCK PRICE TO DECLINE.

If existing stockholders sell, or indicate an intention to sell, substantial amounts of the common stock in the public market, the trading price of the common stock could decline. If any of the additional shares we may sell through our efforts to raise additional capital or if it is perceived that they will be sold, in the public market, the trading price of the common stock could decline. For example, when we issued a press release announcing that we were contemplating an offering of our shares through a private offering, our stock price declined. Furthermore, as part of our private placement, we have agreed to use commercially reasonable efforts to register the resale of our shares of common stock with the Securities and Exchange Commission. When this registration is effective, there may be additional downward pressure on our stock price from sales by the participants in our private placement.

AVAILABLE INFORMATION

All reports we file electronically with the Securities and Exchange Commission, including this annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy and information statements and other information and amendments to those reports filed, are accessible at no cost by contacting us. These filings are also accessible on the SEC's website at www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2   DESCRIPTION OF PROPERTY

Our headquarters are located at 710 Century Parkway, Allen, TX 75013. The facility encompasses approximately 12,000 square feet and houses development labs, a small warehouse, sales and marketing staff, engineering staff as well as the administrative staff and executive offices. We entered into a long-term lease arrangement for this space on November 1, 2005. We anticipate that our current location will be adequate as the corporate headquarters for the foreseeable future.

ITEM 3   LEGAL PROCEEDINGS

On January 11, 2006, we commenced a legal action against  former  employee James
E. Flowers, Logix Consulting, Inc. and WaveTrac, Inc. in which we sought temporary and permanent injunctive relief and damages against the defendants as a result of their unlawful and malicious breach of contract (violation of non disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortuous interference with prospective business relationships; and conversion. As part of the legal action, we demanded the return of 4,250,000 shares of common stock held by Mr. Flowers. On November 15, 2006, we reached an agreement and mutual general release for this lawsuit pursuant to which Mr. Flowers was allowed to retain 950,000 shares of our common stock of X-Change Corporation, and agreed to return 3,300,000 shares of our common stock to Michael Sheriff, our Chief Executive Officer and President and Chairman of our Board of Directors. In addition, Mr. Flowers agreed to indemnify AirGATE Technologies and Mr. Sheriff from any tax consequences as a result of this settlement and agreed to a lock-up agreement relating to his shares, which shall also remain subject to applicable resale restrictions under applicable securities laws. The lock-up agreement limits his sales of our common stock on any given day to the greater of: (i) a daily total of ten percent (10%) of the average daily trading volume for the ten (10) trading days immediately preceding the date of sale of our common stock, or (ii) 100,000 shares, per month.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were subject to a vote of security holders during the year ended December 31, 2006.

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market and Sales Prices for Common Stock: As of March 30, 2007, there were 28,534,500 shares of our common stock issued and outstanding. As of December 31, 2006, the outstanding shares were held of record by 164 active shareholders. Because brokerage firms hold a substantial number of shares in "street name" on behalf of their customers, we are unable to estimate the total number of stockholders represented by these record holders. As of March 26, 2007, there were no shares of our preferred stock issued or outstanding.

Our common stock is currently quoted on the OTCBB, under the trading symbol "XCHC." The following table sets forth the range of the high and low bid prices per share of our common stock as reported by the NASD during the last two calendar years for the period indicated. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

-------------------------------------------------------------------
                          FISCAL YEAR            FISCAL YEAR

                             2005                    2006
                             ----                    ----
-------------------------------------------------------------------
                       High         Low        High        Low
-------------------------------------------------------------------
First Quarter          $2.35       $1.26      $0.705      $0.40
-------------------------------------------------------------------
Second Quarter         $2.25       $0.48      $1.84       $0.34
-------------------------------------------------------------------
Third Quarter          $0.88       $0.25      $2.76       $1.55
-------------------------------------------------------------------
Fourth Quarter         $0.85       $0.30      $2.40       $0.71
-------------------------------------------------------------------

DIVIDENDS: We have never paid any cash dividends on our common stock. We intend to retain and use any future earnings for the development and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:


         We believe that all of the following offerings and sales were exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereunder.

o In July of 2005, we issued 10,000,000 shares of our common stock to Michael Sheriff, our chief executive officer and director, in exchange for the outstanding stock of our wholly owned subsidiary AirGATE Technologies, Inc.
o On of March 31, 2005, we issued 100,000 shares of common stock to an outside investor for $1.00 per share.
o On January 5, 2006, we issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion.
o During the first quarter of 2007 (up to March 30, 2007), we issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.
o The following shares were issued to consultants of the Company in consideration of services rendered:
         o On January 11, 2005, we issued 1,120,000 shares of common stock;
         o        On March 31, 2005, we issued 70,000 shares of common stock;
         o        On November 11, 2005, we issued 20,000 shares of common stock;
         o After the AirGATE acquisition, we issued 650,000 shares of common stock to consultants of AirGATE Technologies, Inc.
         o        On January 5, 2006, we issued 10,000 shares of common stock;
         o        On May 1, 2006, we issued 30,000 shares of common stock;
         o        On June 1, 2006, we issued 40,000 shares of common stock;
         o        On June 14, 2006, we issued 12,500 shares of common stock;
         o        On June 16, 2006, we issued 100,000 shares of common stock;
         o        On July 10, 2006, we issued 30,000 shares of common stock;
         o        On August 16, 2006, we issued 30,000 shares of common stock;
         o        On September 1, 2006, we issued 30,000 shares of common stock;
         o        On October 1, 2006, we issued 30,000 shares of common stock;
         o        On October 26, 2006, we issued 200,000 shares of common stock;
         o        On November 1, 2006, we issued 30,000 shares of common stock;
         o On December 1, 2006, we issued 30,000 shares of common stock, and
         o        On December 31, 2006, we issued 80,000 shares of common stock.

REPURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during 2006.

EQUITY COMPENSATION PLANS

During 2006, we issued 652,500 shares of our common stock to consultants, in the aggregate. These issuances were all in exchange for services rendered. These issuances were not approved by a vote of our security holders. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As is common with development stage companies, we have had recurring losses from operations since inception and had a deficit at year-end. Through operating revenues, primarily from development contracts, stockholder loans and proceeds from the private placement of stock, we had sufficient operating capital in 2006 and through the date of filing of this report.

PLAN OF OPERATION:

Our business model is primarily focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is a leading end-to-end solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide.
We are focused on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. We intend to deliver wireless solutions in these selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. We believe that this strategy will facilitate rapid market penetration and maximum return on our investment.

We anticipate that recurring revenue streams will begin for our SECURUS and Hexion products in the middle part of 2007. Because of manufacturing related issues, this target date is later than we had originally anticipated. In late 2006, we expected to begin installation and receive recurring revenues from SECURUS Technologies for collect phone calls made using our RFID-enabled prison phone system. However, our manufacturing subcontractor encountered problems that resulted in a delay in delivery of our RFID phone modules. In addition, to resolve the problem satisfactorily required a re-design of a small part of the component. We believe our subcontractor has resolved this problem and we expect SECURUS to begin installation in correctional facilities in the second quarter of 2007 and recurring revenues to begin shortly thereafter. In addition, in 2006 we expected to deliver the first downhole tool to Hexion by April 2007. Many of the components of the tool are custom-made, and are subject to potential delays in delivery. The first commercial tool for Hexion deployment is now scheduled for delivery in June or July 2007, and we expect to deliver the second tool in November 2007. Recurring revenues for our Hexion product should begin shortly thereafter.

RESULTS OF OPERATIONS:

We had revenues of $414,203 in 2005 and $1,154,573 in 2006. The increase in the revenue is principally due to the growth of the development contracts with key customers. We expect revenues to increase significantly in 2007 as a result of additional development contract-related revenue, pilot project revenue from potential customers and recurring revenue from royalty and other agreements.

The cost of operations grew from $158,866, or 38% of revenues, in 2005 to $333,953 or approximately 29% of revenues, in 2006 in support of the revenue growth. We expect our cost of operations to grow significantly as a percentage of our increased revenue in 2007 in support of our pursuit of additional contract development. As the recurring revenue streams increase our margins will increase accordingly.

Consulting expenses decreased slightly from $216,500, or 52% of revenues, in 2005 to $199,486, or 17% of revenues, in 2006. The decrease in consulting expenses is a result of some of the exterior help being brought in-house in 2006. We expect our consulting expenses to decrease as we continue to bring the expertise from some of those consultants in-house.

General and administrative (G&A) expenses grew from $206,016, or 50% of revenues, in 2005 compared to $672,377, or 58% of revenue, in 2006. The G&A increases, in part, was as a result of the added overhead burden and costs related to a full year of lease payments on the 12,000 square foot facility which commenced in November, 2005. In addition, we incurred approximately $160,000 in legal fees in 2006 as compared to only $3,502 in 2005. Our professional fees, including accounting and legal fees, may increase significantly in the future as a result of additional development contracts and relationships with our customers. In general, we expect our G&A expenses, in total, to increase in 2007. However, as a percentage of overall revenue, we expect a significant decrease. Our salary expenses increased from $347,493 in 2005 to $877,181 in 2006. As a percentage of revenue, the percentage decreased from 84% in 2005 to 76% in 2006. We expect that the trend for salaries to decrease, as percentage of revenue, to continue. In general, we expect our overall expenses to increase in 2007 in total. As a percentage of overall revenue, we expect a significant decrease.

Our net loss was $364,098 in 2005 and $1,035,900 in 2006. These amounts include the effect of discontinued operations of Curado Energy Resources, substantially all of the assets of which were sold in November of 2005. Our 2005 net loss includes a gain from discontinued operations of $207,192. Our 2006 net loss includes a loss on the discontinued operations of $10,221. The remaining assets which were included in this loss were disposed of on June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES:

During 2006 we generated and used cash through operating activities and stockholder loans. As of December 31, 2006, we continue to have a net working capital deficit. As of December 31, 2006 we owed approximately $809,000 against this note which requires quarterly interest only payments. The principle amount of this note is due in August of 2008.

As of November 22, 2006, South Beach Live, a company owned by a shareholder, had loaned the Company $60,000. This loan is payable on demand and carries an interest rate of 10%.

As of December 18, 2006, Melissa CR 364 Ltd, and a current shareholder, had loaned the Company $60,000. This loan is payable in 90 days and carries an interest rate of 10%.

As of December 31, 2006 and 2005 the balance on short-term related party payables was $120,500 and $0 respectively. These notes were both paid in the 1st quarter of 2007.

On February 20, 2007, we sold 22 units of our securities at an offering price of $25,000 per unit to certain accredited investors in the initial closing of a private placement. Each unit consists of 35,000 shares of our common stock, a warrant to purchase 35,000 shares of our common stock at $1.50 per share exercisable for five years and a warrant to purchase 35,000 shares of our common stock at $2.00 per share exercisable for five years. Subject to subscriber demand, there may be one or more additional closings before June 20, 2007. The maximum amount that will be raised from this offering is $6,000,000. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the Offering, for debt reduction, sales expenses and general working capital. We have agreed to file registration statements with the Securities and Exchange Commission by June 20, 2007 covering the shares of common stock and, when exercised, the warrants. We have extended our initial deadline for closing of the offering from March 31, 2007 to June 20, 2007 to coincide with the registration deadline for the stock. If we raise the full amount, we expect that we will have enough liquidity to meet our working capital and capital expenditure needs for at least the next 36 months. However, this belief depends in part on our ability to meet our revenue projections, including our projection that our 2007 revenues will be significantly higher than our 2006 revenue. If AirGATE does not raise the full amount and only raises a small portion, the Company will not be able to meet its sales projections and may not be able to fulfill existing contracts. In addition, AirGATE would be required to severely curtail existing operations.

OFF-BALANCE SHEET ARRANGEMENTS:

The Company has no off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for DerivativeInstruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES:

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Management's assumptions and estimates were based on the facts and circumstances known at December 31, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note 1 of the Notes to Financial Statements included in Item 7 of this report.

ITEM 7   FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION


                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

                           DECEMBER 31, 2006 AND 2005

                                    CONTENTS


                                                                          Page

Report of Independent Registered Public Accountants.......................F-1

Consolidated Balance Sheet
December 31, 2006 and 2005................................................F-3

Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005............................F-4

Consolidated Statement of Stockholders' Equity
For the years ended December 31, 2006 and 2005............................F-5

Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005............................F-6

Notes to Consolidated Financial Statements................................F-8

--------------------------------------------------------------------------------

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    BRENT M. DAVIES, CPA
                                                    DAVID O. SEAL, CPA
                                                    W. DALE WESTENSKOW, CPA
                                                    BARRY D. LOVELESS, CPA
                                                    STEPHEN M. HALLEY, CPA


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The X-Change Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of The X-Change Corporation as of December 31, 2006, and 2005, and the related consolidated statements of operations, and cash flows for the years ended December 31, 2006, and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2006, and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                                      \s\ Robison, Hill & Co.
                                                      --------------------------
Certified Public Accountants
Salt Lake City, Utah
April 4, 2007

                    THE X-CHANGE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                          For the Year Ended
                                                              December 31
                                                         2006             2005
                                                     --------------   --------------
ASSETS
Current Assets:
     Cash                                                  $ 1,955          $ 5,847
     Deposits                                               15,885           10,270
     Prepaid Expenses                                       61,000                -
     Accounts Receivable                                   116,318                -
     Employee Advances                                           -              338
                                                     --------------   --------------
Total Current Assets                                       195,158           16,455
                                                     --------------   --------------

Fixed Assets
     Computer Equipment                                     36,082           12,396
     Furniture and Fixtures                                 64,845           30,174
          Less Accumulated Depreciation                    (31,918)         (11,371)
                                                     --------------   --------------
Total Fixed Assets                                          69,009           31,199
                                                     --------------   --------------

Other Assets
      Intangible Assets                                    219,180                -
      Net Assets of Discontinued Operations                      -           10,221
                                                     --------------   --------------
Total Other Assets                                         219,180           10,221
                                                     --------------   --------------

                                                     --------------   --------------
TOTAL ASSETS                                             $ 483,347         $ 57,875
                                                     ==============   ==============

LIABILITIES
Current Liabilities:
     Accounts Payable                                    $ 279,701        $ 103,253
     Accrued Expenses                                      126,699           11,414
     Checks in excess of cash                               22,491                -
     Short Term Related Party Payable                      120,500                -
                                                     --------------   --------------
Total Current Liabilities                                  549,391          114,667

Long-Term Liabilities:
     Long-Term Related Party Payable                       809,639          155,742
                                                     --------------   --------------
TOTAL LIABILITIES                                        1,359,030          270,409
                                                     --------------   --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, Par Value $.001, Authorized
   10,000,000 Shares, none Issued at December 31,
   2006 and December 31, 2005                                    -                -
  Common Stock, Par value $.001, Authorized
   100,000,000 Shares, Issued 27,764,500 and
   26,712,000 at December                                   27,765           26,712
   31, 2006 and December 31, 2005
     Paid-In Capital                                     1,165,097          793,399
     Retained Deficit                                   (2,068,545)      (1,032,645)
                                                     --------------   --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (875,683)        (212,534)
                                                     --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
                                                     --------------   --------------
EQUITY (DEFICIT)                                         $ 483,347         $ 57,875
                                                     ==============   ==============

    The accompanying notes are an integral part of these financial statements

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Year Ended
                                                                      December 31,
                                                                 2006             2005
                                                            ---------------- ----------------
Revenues                                                        $ 1,154,573        $ 414,203
Costs of Operations                                                 333,953          158,866
                                                            ---------------- ----------------

   Net Operating Income                                             820,620          255,337

Expenses
   Advertising                                                       53,045           29,871
   Consulting                                                       199,486          216,500
   General & Administrative                                         672,377          206,016
   Salaries                                                         877,181          347,493
                                                            ---------------- ----------------

Net Income (Loss) from Continuing Operations                       (981,469)        (544,543)

Other Income (Expense)
   Interest Expense                                                 (44,242)         (26,942)
   Interest Income                                                       32              195

                                                            ---------------- ----------------
Total Income (Loss) from Continuing Operations                   (1,025,679)        (571,290)
                                                            ---------------- ----------------

Discontinued Operations
    Net Income (Loss) from Discontinued Operations                   (8,029)         207,192
    Loss from Disposal of Discontinued Operations                    (2,192)               -

                                                            ---------------------------------
Total Income (Loss) from Discontinued Operations                    (10,221)         207,192
                                                            ---------------------------------

     Net Income (Loss)                                         $ (1,035,900)      $ (364,098)
                                                            ================ ================

Earnings per Share from Continuing Operations                       $ (0.04)         $ (0.03)
                                                            ================ ================
Earnings per Share from Discontinued Operations                         $ -           $ 0.01
                                                            ================ ================

Weighted Average Shares Outstanding                              27,399,500       20,835,077
                                                            ================ ================











    The accompanying notes are an integral part of these financial statements

                            THE X-CHANGE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 Preferred Stock             Common Stock
                                              Shares     Par Value       Shares       Par Value    Paid-In Capital Retained Deficit
                                            ------------------------------------------------------------------------------------
 Balance at December 31, 2004                        -           $ -     14,752,000      $ 14,752       $ 653,283    $ (668,547)

 Shares issued for consulting                        -             -      1,120,000         1,120          82,880             -
 Shares issued for cash                              -             -        100,000           100          99,900             -
 Shares issued for consulting                        -             -         70,000            70             930             -
 Shares exchanged for AirGate                        -             -     10,000,000        10,000        (174,424)            -
 Shares issued for consulting                        -             -        650,000           650         129,350             -
 Shares issued for consulting                        -             -         20,000            20           1,480             -
 Net Income (Loss)                                   -             -              -             -               -      (364,098)
                                            ------------------------------------------------------------------------------------

 Balance at December 31, 2005                        -             -     26,712,000        26,712         793,399    (1,032,645)

 Shares issued for consulting                        -             -         10,000            10             740             -
 Shares issued for Intangible Asset                  -             -        500,000           500         218,680             -
 Shares issued for consulting                        -             -         30,000            30           2,970             -
 Shares issued for consulting                        -             -         40,000            40           3,560             -
 Shares issued for consulting                        -             -         12,500            13           1,588             -
 Shares issued for consulting                        -             -        100,000           100          11,900             -
 Shares issued for consulting                        -             -         30,000            30           4,290             -
 Shares issued for consulting                        -             -         30,000            30          10,350             -
 Shares issued for consulting                        -             -         30,000            30          15,270             -
 Shares issued for consulting                        -             -         30,000            30          13,650             -
 Shares issued for consulting                        -             -        200,000           200          57,800             -
 Shares issued for consulting                        -             -         30,000            30          10,470             -
 Shares issued for Settlement                        -             -       (100,000)         (100)            100             -
 Shares issued for consulting                        -             -         30,000            30           6,570             -
 Shares issued for consulting                        -             -         30,000            30           5,610             -
 Shares issued for consulting                        -             -         50,000            50           8,150             -
 Net Income (Loss)                                   -             -              -             -               -    (1,035,900)
                                            ------------------------------------------------------------------------------------

 Balance at December 31, 2006                        -           $ -     27,764,500      $ 27,765     $ 1,165,097   $(2,068,545)
                                            ====================================================================================

    The accompanying notes are an integral part of these financial statements

                            THE X-CHANGE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                                                    For the Year Ended
                                                                        December 31,
                                                                      2006             2005
                                                              ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                $ (1,035,900)     $ (571,290)
     Adjustments to reconcile net loss to net cash
     Provided by operating activities:
Depreciation                                                           20,547           7,364
Stock Issued for Services                                             153,570         215,500
Loss on Disposal of Discontinued Operations                             8,029               -
Change in Operating Assets and Liabilities:
(Increase) Decrease in Employee Advances                                  338            (338)
(Increase) Decrease in Accounts Receivable                           (116,318)              -
(Increase) Decrease in Prepaid Expenses                               (61,000)              -
(Increase) Decrease in Deposits                                        (5,615)         (7,770)
Increase (Decrease) in Accounts Payable                               175,559          77,439
Increase (Decrease) in Accrued Expenses                               116,174          11,414
Increase (Decrease) in Short Term Note Payable                        120,500               -
                                                              ----------------  --------------

Net Cash Used in Continuing Operations                               (624,116)       (267,681)
Net Cash Used in Discontinued Operations                                2,193          22,736
                                                              ----------------  --------------

Net Cash Used in Operating Activities                                (621,923)       (244,945)
                                                              ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Computer Equipment                                        (23,686)            657
Purchase of Furniture and Fixtures                                    (34,671)        (16,174)
Purchase of Goodwill                                                        -         (10,896)
                                                              ----------------  --------------

Net Cash Provided by Investing Activities                             (58,357)        (26,413)
Net Cash Used in Discontinued Operations                                    -         169,232
                                                              ----------------  --------------

Net Cash Provided by Investing Activities                             (58,357)        142,819
                                                              ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issued                                                  -         100,000
Proceeds from Shareholder Loan                                        653,897         199,941
Checks in excess of cash                                               22,491               -
                                                              ----------------  --------------

Net Cash Provided by Financing Activities                             676,388         299,941
Net Cash Used in Discontinued Operations                                    -        (196,870)
                                                              ----------------  --------------

Net Cash Provided by Financing Activities                             676,388         103,071
                                                              ----------------  --------------

Net (Decrease) Increase in Cash                                        (3,892)            945
Cash at Beginning of Period                                             5,847           4,902
                                                              ----------------  --------------

Cash at End of Period                                                 $ 1,955         $ 5,847
                                                              ================  ==============

                            THE X-CHANGE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Continued)

                                                                    For the Year Ended
                                                                        December 31,
                                                                    2006             2005
                                                              ----------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:

  Interest                                                           $ 21,450             $ -
  Franchise and income taxes                                              $ -             $ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

Common Stock Exchanged for Services                                 $ 153,570       $ 215,500
Common Stock Exchanged for Expected
   Development Costs                                                $ 219,180             $ -





























    The accompanying notes are an integral part of these financial statements

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,068,545 for the period from October 4, 2000 (inception of development stage) to December 31, 2006. The company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. In the first quarter of 2007 the company started the process to raise up to $6 million under a private placement of its common stock. As of March 30, 2007, they have raised approximately $550,000. If they raise the full amount, they expect to have enough liquidity to meet their working capital and capital expenditure needs for at least the next 36 months.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, their ability to perform on current and future development contracts and the commercialization thereof.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ORGANIZATION AND HISTORY:

         The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates. In this respect, we have engaged in numerous transactions since our inception. As of June 30, 2006, we have disposed of all of the assets and liabilities of all of our subsidiaries with the exception of AirGATE Technologies, Inc.

         X-Change Corporation acquired AirGATE Technologies, Inc, now a wholly owned subsidiary of the X-Change Corporation, on July 20, 2005 for 10,000,000 shares of the our common stock.

Nature of Business

         The Company's business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is a leading end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide. The Company focuses on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. They intend to deliver wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities

Principals of Consolidation

         The consolidated financial statements include the accounts for The X-Change Corporation and its wholly owned subsidiaries AirGATE Technologies, Inc. The discontinued operations of Curado Energy Resources, Inc. are show separately in the financial statements. All significant intercompany accounts and transactions have been eliminated

Cash and Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


         Maintenance and repairs are charged to operations; betterments are capitalized. The cost of property sold or otherwise disposed of and the accumulated depreciation thereon is eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income. Depreciation expense for 2006 and 2005 was $20,547 and $6,794.

Revenue Recognition

         The Company generates revenues from RFID application development contracts. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the services or products are delivered and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. The company has not recorded any allowance as we believe that all revenue recognized is collectible. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2006 and 2005, there was no deferred revenue.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

         The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006 and 2005, the Company has determined an allowance for doubtful accounts is not necessary.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $53,045 and $29,871 for the years ended December 31, 2006 and 2005.

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and thus are not considered.

Financial Instruments

         The Company's financial assets and liabilities consist of cash, deposits, prepaid expenses, accounts receivable and accounts payable. Except as otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Recent Accounting Standards

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

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

         In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

NOTE 2 - INCOME TAXES

         As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $2,100,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                                     2006                2005
                               ------------------  ------------------
      Net Operating Losses               714,000             340,000
      Valuation Allowance              (714,000)           (340,000)
                               ------------------  ------------------
                                               -                   -
                               ==================  ==================

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)

         The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                2006             2005
                                             ---------------  ---------------
 Provision (Benefit) at US Statutory Rate           352,206          123,793
 Increase (Decrease) in Valuation Allowance       (374,000)        (137,999)
 Other Differences                                   21,794           14,206
                                             ---------------  ---------------
                                                          -                -
                                             ===============  ===============

         The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.
NOTE 3 - COMMITMENTS

         On November 4, 2005, The Company entered into a commercial lease agreement (the "Lease") with Armet Bethany Limited Partnership (the "Landlord") for approximately 11,400 square feet of rentable area in Bethany Tech Center at 710 Century Parkway in Allen, Texas. The term of the Lease is 62 months commencing on November 1, 2005 and ending on December 31, 2010. The Company has no option to extend the Lease. The base rent under the Lease is as follows:
January 1, 2006 to December 31, 2006: $7,600 per month; and January 1, 2007 to December 31, 2010: $8,075 per month. In addition to base rent, the Company will be responsible for certain costs and expenses specified in the Lease, including, without limitation, certain utility, HVAC service, insurance, maintenance, repair, tax, insurance and CAM (common area maintenance) costs and expenses. Total lease expenses for 2006 and 2005 consisted of $85,681 and $22,615.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 - COMMITMENTS (Continued)

         Lease payments due on commercial lease agreement for each of the five years subsequent to December 31, 2006 and thereafter are as follows:

       Year ending: Amount
            --------------------------- -------------------
                       2007                        $96,900
                       2008                         96,900
                       2009                         96,900
                       2010                         96,900
                       2011                              -
                    Thereafter                           -
                                        -------------------
                      Total                       $387,600
                                        ===================


NOTE 4 - RELATED PARTY PAYABLES

Long-term related party payables

            On August 15, 2006, The Company executed a Promissory Note with Melissa CR 364 Ltd., a Texas Limited Partnership and a current shareholder of the Company, providing the Company with a $1,000,000 line of credit.

            Certain funds advanced under the note have been used to extinguish all existing notes and accrued interest the Borrowers had accrued with shareholders through August 15, 2006. The note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and accrued interest are due upon expiration. At the discretion of the Lender, the note may be converted into restricted common stock of the Company at any time during the term of the note at a conversion rate equal to $0.825 per share of the Company's common stock. In addition the note may be prepaid at any time without penalty. The balance with interest as of December 31, 2006 and 2005 was $809,639 and $0 respectively.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - RELATED PARTY PAYABLES (Continued)

Short-term related party payables

         As of November 22, 2006, South Beach Live, a company owned by a shareholder, has loaned the Company $60,000. This loan is payable on demand and carries an interest rate of 10%.
         As of December 18, 2006, Melissa CR 364 Ltd, and a current shareholder, has loaned the Company $60,000. This loan is payable in 90 days and carries an interest rate of 10%.

         As of December 31, 2006 and 2005 the balance on short-term related party payables was $120,500 and $0 respectively. These notes were both paid in the 1st quarter of 2007.

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

         As of December 31, 2006 and 2005, there were no preferred shares issued.

NOTE 6 - COMMON STOCK TRANSACTIONS

o In July of 2005, the company issued 10,000,000 shares of common stock to Michael Sheriff, chief executive officer and director, in exchange for the outstanding stock of our wholly owned subsidiary AirGATE Technologies, Inc.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

o On of March 31, 2005, the company issued 100,000 shares of common stock to an outside investor for $1.00 per share.
o On January 5, 2006, the company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion. In return for the 500,000 shares $219,180 was capitalized as an intangible asset for the increase in Hexion's burden to the project. As part of the negotiation, the royalty period for the contract was extended from 5 to 7 years. The asset will be amortized over the life of the royalty period.
o During the first quarter of 2007 (up to March 30, 2007), the company issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.
o The following shares were issued to consultants of the Company in consideration of services rendered:(Par Value for $0.001)
         o On January 11, 2005, the company issued 1,120,000 shares of common stock for $84,000 in services
         o On March 31, 2005, the company issued 70,000 shares of common stock for $1,000 in services
         o On November 11, 2005, the company issued 20,000 shares of common stock for $1,500 in services
         o After the AirGATE acquisition, the company issued 650,000 shares of common stock to consultants of AirGATE Technologies, Inc. for $130,000 in services
         o On January 5, 2006, the company issued 10,000 shares of common stock for $750 in services
         o On May 1, 2006, the company issued 30,000 shares of common stock for $3,000 in services
         o On June 1, 2006, the company issued 40,000 shares of common stock for $3,600 in services
         o On June 14, 2006, the company issued 12,500 shares of common stock for $1,600 in services
         o On June 16, 2006, the company issued 100,000 shares of common stock for $12,000 in services
         o On July 10, 2006, the company issued 30,000 shares of common stock for $4,320 in services
         o On August 16, 2006, the company issued 30,000 shares of common stock for $10,380 in services

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6 - COMMON STOCK TRANSACTIONS (Continued)

         o On September 1, 2006, the company issued 30,000 shares of common stock for $15,300 in services
         o On October 1, 2006, the company issued 30,000 shares of common stock for $13,680 in services
         o On October 26, 2006, the company issued 200,000 shares of common stock for $58,000 in services
         o On November 1, 2006, the company issued 30,000 shares of common stock for $10,500 in services
         o On December 1, 2006, the company issued 30,000 shares of common stock for $6,600 in services
         o On December 31, 2006, the company issued 80,000 shares of common stock for $13,840 in services

NOTE 7 - LEGAL PROCEEDINGS

         On January 11, 2006, the Company and Michael Sheriff, Chief Executive Officer, commenced a legal action against former employee James E. Flowers, Logix Consulting, Inc. and WaveTrac, Inc. in which we sought temporary and permanent injunctive relief and damages against the defendants as a result of their unlawful and malicious breach of contract (violation of non-disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortuous interference with prospective business relationships; and conversion. As part of the legal action, the company demanded the return of 4,250,000 shares of common stock held by Mr. Flowers. On November 15, 2006, an agreement and mutual general release was reached for this lawsuit pursuant to which Mr. Flowers was allowed to retain 950,000 shares of X-Change Corporation common stock, and Flowers agreed to return 3,300,000 shares of our common stock to Michael Sheriff, our Chief Executive Officer and President and Chairman of our Board of Directors. In addition, Mr. Flowers agreed to indemnify AirGATE Technologies and Mr. Sheriff from any tax consequences as a result of this settlement and agreed to a lock-up agreement relating to his shares, which shall also remain subject to applicable resale restrictions under applicable securities laws. The lock-up agreement limits his sales of our common stock on any given day to the greater of: (i) a daily total of ten percent (10%) of the average daily trading volume for the ten (10) trading days immediately preceding the date of sale of our common stock, or (ii) 100,000 shares, per month.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8  SUBSEQUENT EVENTS

         Under a private placement memorandum initiated in the first quarter of 2007, the company issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.

NOTE 9-DISCONTINUED OPERATIONS

         On June 30, 2006, Curado Energy Resources, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

The assets and liabilities of Curado Energy Resources, Inc., consisted of the following:

                                         December 31,       December 31,
                                             2006               2005
                                      ------------------ ------------------

 Cash                                          $      -          $   4,569
 Oil Inventory                                        -              4,657
 Computer Equipment, net of $62
      accumulated depreciation                        -                995
                                      ------------------ ------------------
       Total assets                            $      -          $  10,221
                                      ================== ==================

         On June 30, 2006, the Company sold its Curado subsidiary to a shareholder of the company for $10 and the assumption of any potential liability pertaining to the subsidiary. A loss has been recognized in connection with the disposal of $8,029.

         Net assets to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2005. The December 31, 2005 balance sheet has been restated to conform to the current year's presentation.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9-DISCONTINUED OPERATIONS (Continued)

         Operating results of this discontinued operation for the period ended December 30, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement period ended December 30, 2005 has been restated to conform to the current year's presentation and is also shown separately. The operating results of this discontinued operation for the periods ended December 31, 2006 and 2005 consist of:

                                                     December 31,
                                                2006               2005
                                          -----------------  -----------------

Revenue                                           $      -         $  153,035
Cost of Sales                                      (2,109)           (91,718)
General and Administrative                            (83)           (23,358)
Gain on Sale of Oil Wells                                -            169,233
                                          -----------------  -----------------
Net Income (Loss)                               $  (2,192)         $  207,192
                                          =================  =================

NOTE 10 - MERGER/ACQUISITION

         On July 20, 2005, The X-Change Corporation acquired all of the outstanding shares (the "Acquisition") of AirGate Technologies, Inc.("AirGate"), pursuant to a Stock Purchase Agreement dated the same.

In consideration for the Acquisition, the Company issued 10,000,000 shares of restricted common stock.

AirGATE is a leading end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the X-Change Corporation, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of the X-Change Corporation and its principal subsidiary, AirGATE Technologies, Inc., have concluded that the X-Change Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the X-Change Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in the X-Change Corporation's internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B  OTHER INFORMATION

We are in the process of raising capital in a private placement, the maximum amount that will be raised from the offering will be $6,000,000. We intend to use the net proceeds from the offering, after deducting the costs associated with the offering, for debt reduction, sales expenses and general working capital. The maximum number of shares of our common stock that will be sold pursuant to this offering is 8,400,000, in addition to 8,400,000 shares of our common stock issuable upon exercise of warrants at $1.50 per share and up to 8,400,000 shares of our common stock issuable upon exercise of warrants at $2.00 per share. We have agreed to file registration statements with the Securities and Exchange Commission by June 20, 2007 covering the shares of common stock and, when exercised, the shares underlying the warrants. We will pay certain costs associated with the filing of the registration statement.

We have sold 22 units of our securities at an offering price of $25,000 per unit to certain accredited investors in the initial closing of a private placement. The initial closing was conditioned on our receipt of acceptable cash subscriptions for a minimum of $500,000. The initial closing occurred on February 20, 2007, as reported on our Current Report on Form 8-K, filed February 23, 2007. Each unit consists of 35,000 shares of our common stock, a warrant to purchase 35,000 shares of our common stock at $1.50 per share exercisable for five years and a warrant to purchase 35,000 shares of our common stock at $2.00 per share exercisable for five years. Subject to subscriber demand, we had originally planned to have one or more additional closings before March 31, 2007. However, we have extended this deadline until June 20, 2007.

The securities issued in the offering have not been registered under the Securities Act of 1933, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. This disclosure is not an offer to sell our securities, and is made only as required under applicable rules for filing current reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act of 1933.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth all of our current directors and executive officers and their ages as of the date of this report.

------------------------------ ----- -------------------------------------------
                     NAME       AGE              POSITIONS HELD
------------------------------ ----- -------------------------------------------
Michael L. Sheriff               61  President, Chief Executive Officer and
                                              Chairman of the Board
------------------------------ ----- -------------------------------------------
Scott R. Thompson                44    Chief Financial Officer, Treasurer,
                                               Secretary, Director
------------------------------ ----- -------------------------------------------
H. David Friedman 61 Director
------------------------------ ----- -------------------------------------------

None of our executive officers, directors and/or control persons have been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment or decree involving the violation of any state or federal securities laws. No current director has any arrangement or understanding whereby he is or will be selected as a director or as an executive officer. All directors will hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. Our executive officers are elected by our board of directors at its annual meeting immediately following the annual meeting of shareholders. We do not currently have any standing audit, nominating or compensation committees, or any committee performing similar functions.

EXECUTIVE OFFICERS AND DIRECTORS

MICHAEL SHERIFF, CHAIRMAN, PRESIDENT  & CEO AND DIRECTOR

Michael Sheriff has been our president and chief executive officer and the chairman of our board of directors since July 2005. Mr. Sheriff has over thirty-seven years of experience in the computer, electronics and telecommunications industry. Before he founded AirGATE in 2001, Mr. Sheriff had previously been the founder of several companies, including Net Access Exchange, Inc., dba YPAY, an Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections, CyberQuest, a full-service Internet development company that focus edits efforts on Internet commerce in the business-to-business marketplace, Good Stuff Cheap (GSC), the first to pioneer market Internet-based retail sites, Action Fax International, Inc., which was one of the largest public fax networks in the world with locations in airports globally, and First National Computer Corporation, which was one of the largest PC rental firms in the United States. Mr. Sheriff's other prior positions included senior sales, marketing and management positions with National Semiconductor, Northern Telecom, SYCOR, Inc. and SINGER.

SCOTT R. THOMPSON, SECRETARY, TREASURER, CFO, AND DIRECTOR

Scott R. Thompson has been our chief financial officer, treasurer and secretary and a member of our board of directors since the final quarter of 2004. After earning his Bachelor's degree in Accounting in 1985 from the University of Denver, Mr. Thompson spent his early career in public accounting with the multi national accounting firm of Ernst & Whinney. Since 1993 he has focused his efforts in the real estate brokerage business including sales, sales management, finance, mergers and acquisitions, development, and marketing. Since 2001, Mr. Thompson has also been an owner and managing member for a capital management company specializing in alternative investments.

H. DAVID FRIEDMAN, DIRECTOR

H. David Friedman, a member of our board of directors since February 2007, has 30 years experience and has founded or co-founded and held board seats for nine companies, four of which were publicly traded. Mr. Friedman has held senior level management positions in Fortune 200 companies such as Motorola Communications, W.R. Grace, Litton Industries (telecom division) and U. S. Telephone Inc. (now Sprint). For the past three years, Mr. Friedman has worked with C5 Partners, a strategic consulting firm located in Dallas, Texas specializing in developing strategies, management and resources for companies with "high-growth" potential. Before that, Mr. Friedman managed The Friedman Group as Chairman and CEO.

OTHER SIGNIFICANT EMPLOYEES

In addition to the executive officers and directors described above, we also have the following significant employees:

KATHLEEN K. HANAFAN, CHIEF OPERATING OFFICER OF AIRGATE

Kathleen Hanafan, AirGATE's chief operating officer since December 2006, has 20 years of executive experience driving revenues for both major corporations and highly successful niche-focused companies including VCampus Corporation, Onit Communications, Primedia Workplace Learning, BroadbandNow, Archstone Communities, Inc, and Telecommunications, Inc. She currently sits on the board of Onit Communications Inc. and other boards in various industries. Ms. Hanafan is also an advisory board member to an investment banking firm and a board member for a non-profit organization in preventive care for urban areas.

KAREY Y. DANIELS, VICE PRESIDENT OF FINANCE AND CONTROLLER

Karey Daniels, AirGATE's vice president of finance and controller since December 2006, has 17 years of experience as a financial analyst and accountant. Prior to joining us, Ms. Daniels worked as vice president of finance for TRIO Industries, vice president of finance at Fibromamyalgia and Fatigue Center, Inc., director of finance & administration at Active Organics, Inc, controller for Fleming companies, senior financial analyst for Mentor Graphics, and controller for the Americas Business Unit for Texas Instruments. Ms. Daniels has an MBA from Southern Methodist University.

IVAN CHOW, CHIEF TECHNICAL OFFICER AND SR. VICE PRESIDENT OF SOFTWARE SOLUTIONS

Ivan Chow, AirGATE's chief technical officer and senior vice president of software solutions since October 2004, has over 16 years of technology experience. Prior to joining us, Mr. Chow founded a company called IP

Communications, which developed a Voice IP gateway over the Internet. Prior to IP Communications, Mr. Chow served as Engineer for Sprint and developed a middleware system called Distributed Computing Architecture (DCA). Mr. Chow's has also worked for the Super Conducting Super Collider.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based on our review of filings with the Securities and Exchange Commission:

o Mike Sheriff and Scott Thompson did not timely file their Form 3s as required by Section 16(a) of the Exchange Act, although such forms have now been filed;
o Mike Sheriff has not yet filed a Form 4 as required by Section 16(a) of the Exchange Act in connection with the following transfers of his shares of common stock;
o Mike Sheriff has not yet filed a Form 4 as required by Section 16(a) of the Exchange Act in connection with the transfer of shares of common stock to him in connection with our settlement with James E. Flowers described under Item 3 - Legal Proceedings;
o H. David Friedman, who became a director in February, has not yet filed his Form 3; and
o        Robert Barbee, one of our former directors, did not file a Form 3.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee or an "audit committee financial expert" within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. Like many small companies, it is difficult for us to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant.

CODE OF ETHICS

We have not yet adopted a code of ethics for our officers, directors or employees, however, the Company does maintain an Employee Manual addressing these issues.

ITEM 10  EXECUTIVE COMPENSATION

Our by-laws authorize our board of directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of our board of directors. As of the date of this report, no salaries or other compensation, including stock options, have been paid to any of our board of directors, individually or as a group.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our principal executive officer and principal financial officer in the two most recent fiscal years. We do not have any other executive officers.

                           SUMMARY COMPENSATION TABLE

---------------- ------- ------------ --------- ----------- --------- ----------------- ----------------- --------------- ----------
   NAME AND        YEAR     SALARY      BONUS    STOCK       OPTION      NON-EQUITY         CHANGE IN         ALL OTHER      TOTAL
                                                                                         PENSION VALUE
                                                                                              AND
                                                                                          NONQUALIFIED
                                                                                            DETERRED
   PRINCIPAL                                                           INCENTIVE PLAN     COMPENSATION
   POSITION                                       AWARDS     AWARDS     COMPENSATION        EARNINGS        COMPENSATION
---------------- ------- ------------ --------- ----------- --------- ----------------- ----------------- --------------- ----------
    MICHAEL        2006     $125,000  -         -           -         -                 -                 -               $  125,000
 SHERIFF, CEO      2005    109,167    -         -           -         -                 -                 -                  109,167
---------------- ------- ------------ --------- ----------- --------- ----------------- ----------------- --------------- ----------
     SCOTT         2006      60,000   -         -           -         -                 -                 -                   60,000
 THOMPSON, CFO     2005      25,000   -         -           -         -                 -                 -                   25,000
---------------- ------- ------------ --------- ----------- --------- ----------------- ----------------- --------------- ----------
     ROBERT        2006    120,000    -         -           -         -                 -                 -                  120,000
 BARBEE, VP OF     2005     48,500    -         -           -         -                 -                 -                   48,500
  OPERATIONS
---------------- ------- ------------ --------- ----------- --------- ----------------- ----------------- --------------- ----------

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership as of March 26, 2007, of our common stock by:

o each person who, to our knowledge, is the beneficial owner of more than five percent of our common stock;

o        each director and executive officer of the X-Change Corporation; and

o        all of our directors and officers as a group.

Information relating to beneficial ownership of the X-Change Corporation is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investing power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the current date (although none of the persons identified below hold any such rights).

NAME OF BENEFICIAL OWNER   SHARES BENEFICIALLY OWNED (1)    PERCENT OF CLASS

Michael Sheriff                     6,650,000                         23.31%

Scott R. Thompson                     250,000                          0.88%

H. David Friedman                           0                          0.00%

Frank Kwong                         1,540,000                          5.40%

All directors and officers          6,900,000                         24.18%
as a group (3 persons)
----------------------
(1) Based upon 28,534,500 shares of our common stock outstanding on March 30, 2007.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We acquired all of the outstanding shares of AirGATE Technologies Inc., currently our wholly owned subsidiary, in July of 2005 from Michael Sheriff, who became our chief executive and president and the chairman of our board of directors following this transaction. As consideration for this transaction, Michael Sheriff received 10,000,000 shares of our common stock.

         On August 15, 2006, we executed a promissory note with Melissa CR 364 Ltd., a Texas limited partnership, providing us with a $1,000,000 line of credit with an interest rate of 10% per annum. Melissa CR 364 Ltd. is a common stock shareholder. As of March 30, 2007, $797,794 of this indebtedness was outstanding. The largest amount of principal outstanding under this note was $845,971.

ITEM 13 EXHIBITS

Exhibit No.                                 Exhibit Name

3.1 Articles of Incorporation (To be filed on a future Current Report on 8-K.)

3.2 Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on January 30, 2002.)

3.3      By-Laws (To be filed on a future Current Report on Form 8-K.)

4.1      Specimen of common stock Certificate

10.1     Promissory   Note,   dated  August  15,  2006,   between  the  X-Change
         Corporation  and  Melissa CR 364 Ltd.  (Incorporated  by  reference  to
         Exhibit 10.01 included with our Current Report on Form 8-K filed with the SEC on August 21, 2006.)

10.2 Form of Subscription Agreement, February-March 2007, Private Placement. (Incorporated by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.3 Form of Registration Rights Agreement, Private Placement (Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.4 Form of $1.50 Warrant Agreement, Private Placement (Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.5 Form of $2.00 Warrant Agreement, Private Placement (Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.6* Memorandum of Understanding, dated December 3, 2004, between AirGATE Technologies and Hexion Specialty Chemicals (formerly Borden Chemical Inc.) (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.7* Phase II of Memorandum of Understanding, effective January 3 2006, between AirGATE Technologies and Hexion Specialty Chemicals (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.8*    First  Amendment to Memorandum of  Understanding,  dated  September 12,
         2006, between AirGATE Technologies and Hexion Specialty Chemicals Chemicals (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.9*    Development   Agreement,   dated  October  26,  2006,  between  AirGATE
         Technologies and Graco Children's Products, Inc. (a unit of Newell Rubbermaid, Inc.)

21.1*    List of subsidiaries

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

               * Filed herewith.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:

  Service                              2005            2006
  ------------------------------   -------------   -------------
  Audit Fees                        $    14,600     $  14,340

  Audit-Related Services                    -             -
  Tax Fees                                  130

  All Other Fees                            -             -
                                   -------------   -------------

  Total                             $    14,730     $    14,340
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

TAX FEES consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.
PRE-APPROVAL  OF  AUDIT  AND  PERMISSIBLE   NON-AUDIT  SERVICES  OF  INDEPENDENT
AUDITORS: We do not have an audit committee, but our board of directors pre-approves all audit and non-audit services provided by the independent auditors, including all of the services related to the fees described above. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date.

                                   SIGNATURES



In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE X-CHANGE CORPORATION
(Registrant)


Dated: April 5, 2007    By:/s/ Michael L. Sheriff
                        ----------------------------------------------------
                        Michael L. Sheriff, President and Chief
                        Executive Officer
                        (Principal Executive Officer)



Dated: April 5, 2007    By:/s/ Scott Thompson
                        ----------------------------------------------------
                        Scott Thompson, Chief
                        Financial Officer
                        (Principal Financial Officer)