Form 10QSB
period 2007-03-31
X-CHANGE CORP
filed 2007-05-15
CIK 54424

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from to .
Commission file number: 002-41703
THE X-CHANGE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	90-0156146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
710 Century Parkway, Allen, TX 75013
(Address of principal executive offices
(972) 747-0051
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: April 30, 2007 29,964,500
Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☑

THE X-CHANGE CORPORATION
FORM 10-QSB

PART I — FINANCIAL INFORMATION

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
		(Restated)
ASSETS
Current Assets:
Cash	$8,583	$1,955
Accounts Receivable	117,359	119,053
Prepaid Expenses	61,000	61,000
Deposits	10,770	15,885

Total Current Assets	197,712	197,894

Fixed Assets:
Computer Equipment	36,082	36,082
Furniture and Fixtures	65,685	64,845
Less Accumulated Depreciation	(37,908)	(31,918)

Total Fixed Assets	63,859	69,009

TOTAL ASSETS	$261,570	$266,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Related Party Loans Payable	$—	$120,000
Accounts Payable	420,019	297,557
Accrued Expenses	217,301	139,933
Deferred Revenue	—	27,000
Customer Deposits	30,000	—

Total Current Liabilities	667,320	584,490

Long-Term Liabilities:
Long-Term Related Party Note Payable, net of unamortized debt discount of $532,759 and $629,331 at March 31, 2007 and December 31, 2006, respectively	265,035	168,463

TOTAL LIABILITIES	932,355	752,953

Commitments and Contingencies
Stockholders’ Deficit:
Preferred Stock, Par Value $.001, Authorized 10,000,000 Shares none Issued at March 31, 2007 and December 31, 2007	—	—
Common Stock, Par value $.001, Authorized 100,000,000 Shares, Issued 28,964,500 and 27,764,500 at March 31, 2007 and December 31, 2006	28,965	27,765
Paid-In Capital	2,541,667	1,992,867
Accumulated Deficit	(3,241,417)	(2,506,682)

Total Stockholders’ Deficit	(670,785)	(486,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$261,570	$266,903

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2006
		(Restated)
Revenues	$316,053	$308,223
Expenses
Research & Development	253,497	189,838
Sales & Marketing	63,405	36,119
General & Administrative	617,035	287,541

Total Expenses	933,937	513,497

Operating Loss	(617,884)	(205,274)

Other Income (Expense)
Interest Expense	(117,828)	(4,262)
Interest Income	978	28

Net Loss	$(734,734)	$(209,508)

Loss per Share, Basic & Diluted	(0.03)	(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	28,427,000	27,191,400

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2006 (Restated)	27,764,500	$27,765	$1,992,867	$(2,506,682)
Shares issued for cash and related fees	1,200,000	1,200	548,800	—
Net Loss	—	—	—	(734,734)
Balance at March 31, 2007	28,964,500	$28,965	$2,541,667	$(3,241,417)

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(734,734)	$(209,508)
Adjustments to reconcile net loss to net cash used (provided) by operating activities:
Depreciation	5,990	4,760
Amortization of Deferred Cost	—	124,284
Stock Issued for Services	—	750
Deferred Revenue	(27,000)	101,429
Amortization of Debt Discounts	96,572	—
Change in Operating Assets and Liabilities:
Accounts Receivable	1,695	(16,964)
Deposits	5,115	—
Accounts Payable	120,692	16,155
Accrued Expenses	79,138	(20,190)
Customer Deposits	30,000	—

Net Cash Used by Operations	(422,532)	715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(840)	(30,868)

Net Cash Provided by Investing Activities	(840)	(30,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Issued	550,000	—
Proceeds from Related Party Note	—	25,000
Payments on Debt	(120,000)	—

Net Cash Provided by Financing Activities	430,000	25,000

Net (Decrease) Increase in Cash	6,628	(5,153)

Cash at Beginning of Period	1,955	5,847

Cash at End of Period	$8,583	$694

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
     Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2006 Annual Report on Form 10-KSB filed with the SEC on April 6, 2007.
     The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. The Company was originally organized to seek merger and/or acquisition candidates. In this respect, it has engaged in numerous transactions since its inception. As of June 30, 2006, the Company has disposed of all of the assets and liabilities of all of its subsidiaries with the exception of AirGATE Technologies, Inc.
     X-Change Corporation acquired AirGATE Technologies, Inc, (collectively “the Company”) now a wholly owned subsidiary of the X-Change Corporation, on July 20, 2005 for 10,000,000 shares of common stock, pursuant to a stock purchase agreement.
     The Company’s business model is focused on furthering the success of AirGATE Technologies, Inc. (AirGATE). AirGATE is an end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide. The Company focuses on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. AirGATE delivers wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities.
Going Concern
     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.
     Several conditions and events cast doubt concerning the Company’s ability to continue as a “going concern”. The Company has incurred net losses totaling $3,241,417. The Company’s current liabilities exceed its current assets by $469,608, including the obligation for past-due payroll taxes and penalties of $172,420. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. Ninety percent of the Company’s first quarter revenues is concentrated with two customers, Hexion Specialty Chemicals and Graco Children’s Products, Inc. In the first quarter of 2007, the Company started the process of raising up to $6 million under a private placement of its common stock. As of March 31, 2007, the Company has raised approximately $550,000. If the Company raises the full amount, management expects to have enough liquidity to meet working capital and capital expenditure needs for at least the next 36 months. The Company currently has no additional committed funding amounts other than $100,000 received through the date of this report.

     The Company’s future capital requirements will depend on numerous factors including, but not limited to, its ability to perform on current and future development contracts and the commercialization thereof.
     These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”. While management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
     If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.
Loss per Share
     The weighted average common shares used for determining basic and diluted loss per common share was 28,427,000, for the three months ended March 31, 2007, and 27,191,400, for the three months ended March 31, 2006.
     The effect of all warrants and options to purchase shares of the Company’s common stock for the three months ended March 31, 2007 and 2006 were excluded as their inclusion would be anti-dilutive.
     In connection with the funding, the Company has agreed to issue two warrants for each common share sold to purchasers of its common stock resulting in additional potential dilutive shares of 2,200,000. As of March 31, 2007, there were no options issued or outstanding.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 2 — DEFERRED COSTS
     On January 5, 2006, the Company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion. In connection with the issuance of the 500,000 shares, $290,000 was recorded as Deferred Cost for the increase in Hexion’s burden to the project. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.

NOTE 3 — RELATED PARTY PAYABLES
Long-term related party payables
     On August 15, 2006, the Company executed a long-term Promissory Note with Melissa CR 364 Ltd., a Texas Limited Partnership (Lender) and a current shareholder and related party of the Company, providing a $1,000,000 line of credit.
     Certain funds advanced under this note have been used to extinguish all existing notes including accrued interest with the related party through August 15, 2006. The note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE Technologies, Inc., a Texas Corporation, and its wholly owned subsidiary. At the discretion of the Lender, the note may be converted into restricted common stock of the Company at any time during the term of the note at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the note may be prepaid at any time without penalty. The balance of the note is $797,794 at March 31, 2007. Interest expense for the quarter ending March 31, 2007 is $18,740, of which $6,648 is accrued at March 31, 2007.
     The Company valued and recorded the embedded beneficial conversion feature, in connection with the line of credit, and is amortizing this amount over the life of the note. The unamortized balance at March 31, 2007 totaled $532,759. The interest expense related to this feature for the three months ended March 31, 2007 is $96,572.
Short-term related party payables
     On November 22, 2006, South Beach Live, a company owned by a shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on February 21, 2007. Interest expense for the three months ending March 31, 2007 is $1,000.
     On December 18, 2006, Melissa CR 364 Ltd, a current shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on March 20, 2007. Interest expense for the three months ending March 31, 2007 is $1,500.
NOTE 4 — STOCK TRANSACTIONS
     During the three months ended March 31, 2007, the Company issued 1,100,000 shares of common stock, and agreed to issue warrants to purchase 1,100,000 shares of common stock at $1.00 per share and warrants to purchase 1,100,000 shares of common stock at $1.40 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000. The Company issued 100,000 shares of restricted common stock to a consultant to prepare the private placement memorandum. The 100,000 shares issued were recorded directly to equity as a fund raising cost of capital.

NOTE 5 — NEW PRONOUNCEMENTS
     In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.
NOTE 6 — RESTATEMENT
     During the current quarter, the Company established that it had not properly accounted for the following transactions during 2006.
•	Revenue Recognition — The Company recognized revenue at the time of invoicing for development contract scheduled payments, which should be recognized over the life of the project.

•	Deferred Costs Amortization — In connection with the issuance of 500,000 shares to Hexion, $290,000 was previously recorded as a long-term asset. The Company determined that the issuance of the shares is a deferred cost. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.

•	Debt Discount — The Company established that its related party note payable had an embedded beneficial conversion feature that had not been recorded properly. This beneficial conversion feature was recorded and amortized over the term of the note.

     The accounting impact of these transactions is summarized below.
Statement of Operations Data

	Quarter Ending	Quarter Ending
	March 31, 2006	March 31, 2006
	Restated	Previously Filed
Revenue	$308,223	$395,000
Expenses	513,497	411,402

Net Loss	(209,508)	(16,402)

Loss per Share	(0.01)	(0.00)

Balance Sheet Data

	As of December 31,	As of December 31,
	2006	2006
	Restated	Previously Filed
Assets	$266,903	$483,347

Liabilities	752,953	1,359,030

Stockholders’ Deficit	(486,050)	(875,683)

     It is the Company’s intention to file a revision to its 2006 annual report as soon as is practical.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of
Operations
     This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. X-Change Corporation’s actual results could differ materially from those discussed in this Form 10-QSB. Factors that could cause or contribute to such differences include, without limitation, those factors discussed herein and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
Risk Factors
     An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, and our 2006 annual 10-KSB, including our financial statements and the related notes, before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks the Company faces. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.
•	We need capital to avoid insolvency, sustain our operations and grow our business.

•	Our near-term financial performance depends on the success of our strategic relationships with Hitachi America, Ltd.; Hexion Specialty Chemicals, Inc.; Carinthian Tech Research; SECURUS Technologies, Inc.; and Graco Children’s Products, Inc.

•	We will not be successful unless there is widespread acceptance of RFID and other wireless technologies in the vertical markets we are targeting.

•	We expect that almost all of our projected 2007 recurring revenue will relate to products under development that we have not yet sold in volume to customers. As a result, we have limited visibility regarding the length of our sales cycle, which makes projecting revenue difficult and could otherwise adversely affect our business.

•	Our success depends on our ability to generate recurring revenue streams, which depends in large part on our ability to scale our sales and marketing efforts.

•	The volatility of our stock price could subject us to an increased risk of securities litigation.

•	The market in which we operate is highly competitive, which could adversely affect our ability to meet our financial objectives.

•	Our current financial position may deter potential customers and strategic relationships.

•	We have a history of losses, expect to incur additional losses in the future and may not be able to achieve or sustain profitability.

•	We will likely need to enter into additional strategic relationships to meet our customer needs.

•	To meet our financial objectives, we must grow rapidly. If we are unable to manage this growth, we could incur costs that could adversely affect our operating results and financial condition.

•	If we overestimate customer demand, we may increase our cost structure unnecessarily.

•	Although we are not targeting the supply chain RFID market, public perceptions of the viability of RFID applications in the supply chain could adversely affect acceptance of RFID in the vertical markets we are targeting.

•	Widespread adoption of our RFID solutions depends on declines in selling prices for RFID tags such as Hitachi’s µ-Chip tag.

•	Our products are new and evolving and our business model is unproven, which makes it difficult to evaluate our current business and future prospects.

•	Most of our products are part of larger solutions that are offered to end customers, and we must work with third parties to ensure that our products inter-operate correctly.

•	If our products and systems do not meet our customers’ needs or otherwise malfunction, our business will be adversely affected.

•	Fluctuations in quarterly and annual operating results may adversely affect our business, and these fluctuations make evaluating our business difficult.

•	If we are unsuccessful in developing and introducing new products and enhancements, we may be unable to meet our financial goals.

•	Our GenuDot System is a closed loop application, meaning it does not comply with the EPCglobal standards and is not intended to work with third party readers. This could adversely affect market acceptance of the GenuDot System.

•	We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect all of our intellectual property.

•	We do not own several key technologies that we are developing for third parties such as Hexion Specialty Chemicals, Inc., which may make us a less attractive acquisition candidate.

•	We may need to license RFID-related patents from third parties, and we may not be able to obtain these licenses on acceptable terms, or at all.

•	We may become subject to intellectual property infringement claims and other litigation that might be costly to resolve and, if resolved adversely, may harm our business.

•	Complying with applicable governmental regulations could adversely affect our ability to sell our products and impair operating results.

•	We expect to depend on a limited number of suppliers and assemblers of our products.

•	We expect to rely on third party manufacturers.

•	If unauthorized access is obtained to our customers’ data as a result of our products, including through breach of security measures or unauthorized encoding of RFID tags, we could be subject to related legal claims, and customers may curtail or stop their use of our products, which would harm the business, operating results and financial condition.

•	Privacy concerns relating to elements of RFID technology could damage our reputation and deter current and potential customers from using our products and systems.

•	We depend on key personnel, including our chief executive officer, chief operations officer, and chief financial officer to manage our business effectively. If we are unable to hire, retain or motivate qualified personnel, we will have trouble meeting our financial goals.

•	Complying with Section 404 of the Sarbanes-Oxley Act, which we must do in connection with our financial statements for the year ending December 31, 2007, will entail substantial cost, expense, effort, and management distraction.

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

•	Until recently, no members of our board of directors were independent within the meaning of federal securities laws.

•	The costs being a public company can be significant.

•	Our stock is not listed on a major stock market.

•	If securities or industry analysts do not publish research or reports about us, we may not be able to generate significant trading volume in our stock.

•	Future sales of shares by existing stockholders, or perceptions of these sales, could cause the stock price to decline.
Plan of Operation
     Our business model is primarily focused on furthering the success of our wholly owned subsidiary AirGATE Technologies, Inc., a Texas Corporation (AirGATE). AirGATE is a leading end-to-end solution-based Company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide. The Company is focused on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. The Company delivers wireless solutions in these selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. Management believes that this strategy will facilitate rapid market penetration and maximum return on investment.
     AirGATE Technologies, Inc. specializes in wireless technology solutions based on RFID; surface acoustic wave (“SAW”); and Zigbee (802.15.4) wireless sensor networks. The Company is dedicated to the development and acquisition of leading-edge wireless technologies, which enables our Company to market products and services of unsurpassed convenience, performance, reliability and value. AirGATE is based in Allen, Texas and is a founding member of the RFID Hub of Dallas/Ft. Worth. As RFID continues to expand, AirGATE is well positioned to exploit its opportunities.
     To capture near term revenues, AirGATE has focused its expertise on closed-loop RFID applications in vertical markets. Because closed-loop applications are intrinsically results-oriented and are not dependent on EPCglobal RFID standards or factors outside of AirGATE’s control, the time to market and revenue for AirGATE is ultimately shorter and more controllable. AirGATE’s business plan is based on creating long term, stable, recurring revenues.

     The Company anticipates that recurring revenue streams will begin for its SECURUS products in the third quarter of 2007 and Hexion products in the fourth quarter of 2007. Because of manufacturing related issues, this target date is later than it had originally anticipated. In late 2006, the Company expected to begin installation and receive recurring revenues from SECURUS Technologies for collect phone calls made using our RFID-enabled prison phone system. However, the Company’s manufacturing subcontractor encountered problems that resulted in a delay in delivery of the RFID phone modules. In addition, to resolve the problem satisfactorily, the project required a re-design of a part of the component. Management believes its subcontractor has resolved this problem and it expects SECURUS to begin installation in correctional facilities in the third quarter of 2007 and recurring revenues to begin shortly thereafter. In addition, the Company expected to deliver the first downhole tool to Hexion by 2007. Many of the components of the tool are custom-made, and are subject to potential delays in delivery. The first commercial tool for Hexion deployment is now scheduled for delivery between July and August 2007, and management expects to deliver the second tool in the fourth quarter of 2007. Recurring revenues for the Hexion product should begin shortly thereafter.
Results of Operations
     The Company generated revenues of $316,053 and $308,223 in the three months ending March 31, 2007 and 2006, respectively. The 3% increase in revenue is principally due to the continued development effort with the existing customer base. We expect revenues to increase significantly in the second half of 2007 as a result of additional development contract-related revenue, pilot project revenue from potential customers, and recurring revenue from royalties and other agreements.
     Research and development cost grew from $189,838, or 62% of revenues, in the first quarter of 2006 to $253,497, or 80% of revenues in the same comparable period of 2007 in support of the ramp up to development completion of the first Hexion tool. We expect our cost of operations to grow significantly, consistent with our expected increased revenue in 2007 toward our pursuit of additional contract development. We expect recurring revenue streams to increase and expect this increased revenue to allow our margins to increase as well.
     Sales and marketing expenses grew from $36,119, or 12% of revenues, in the first quarter of 2006 compared to $63,405, or 20% of revenue, in the first quarter of 2007. The increase was largely a result of additional advertising, our participation in the RFID World conference and marketing related to the effort to capture additional revenue in 2007. We expect to continue sales and marketing efforts consistent with achieving substantial increases in revenue in 2007.

     General and administrative expenses increased from $287,541, or 93% of revenues, in the first quarter of 2006 to $617,034, or 195% of revenues, in the same comparable period of 2007. Additional detail within this cost element is described below.
     Our salary expenses increased from $176,083, or 57% of revenues, in the first quarter of 2006 to $316,007, or 100% of revenues, in the first quarter of 2007. The increase is primarily due to the increase in personnel for sales and executive management in accordance with the Company’s emphasis on increasing levels of revenue and working capital in 2007. This was below our first quarter 2007 expectation due to some shift in revenue and funding to later in the year. We expect salaries to decrease relative to revenue in the latter part of 2007.
     Our payroll tax expenses increased from $17,732, or 6% of revenues, in the first quarter of 2006 to $108,378, or 34% of revenues, in the first quarter of 2007. The increase is primarily due to penalties related to the past-due payroll tax filings and payments of $80,909, and the increase in personnel for sales and executive management in addition to accordance with the Company’s emphasis on increasing levels of revenue and working capital in 2007. We expect payroll taxes to decrease relative to revenue in the latter part of 2007.
     The increase in professional fees from $16,642, or 5% of revenues, in the first quarter of 2006 to $79,036, or 25% of revenues, in the same comparable period of 2007 is a result of an increase associated with legal and financing activities of the fund raising. We expect our professional fees to increase during the second and third quarter as a result of the cost of registration related to fund raising and an increase in the effort related to Sarbanes-Oxley compliance.
     Our first quarter 2007 insurance expense increased $31,678 over the prior first quarter due to the purchase of the Company’s initial Directors and Officer’s Insurance Policy. This insurance coverage is imperative to attracting and retaining talented and experienced directors and executive officers.
     The Company’s interest expense totaled $117,828 for the three month period ending March 31, 2007 compared to $4,262 for the similar period in 2006, an increase in $113,566. The increase is due to increased borrowing under the Convertible Promissory Note with Melissa CR 364 LTD., a Texas Limited Partnership and a current shareholder of the Company, providing the Company with a $1,000,000 line of credit, offset by the elimination of two Short Term Notes totaling $120,000 during the first quarter of 2007. The outstanding loan balance on the line of credit for both the 2007 and 2006 periods was $797,794. The remaining note is due in August 2008.
     The Company valued and recorded the embedded beneficial conversion feature, in connection with the line of credit, and is amortizing this amount over the life of the note. The unamortized balance at March 31, 2007 totaled $532,759. The interest expense related to this feature for the three months ended March 31, 2007 is $96,572.
     Primarily as a result of our increase in salaries and relatively steady revenue, our net loss grew from $209,508 for the quarter ended March 31, 2006 to $734,734 for the same period in 2007. We expect this trend to reverse for the remainder of 2007 as we expect our revenues to materially increase and we expect our expenses to stay generally flat.

Liquidity and Capital Resources
     During the first quarter of 2007, our operations were financed through operating activities, and working capital raised under the private placement of our common stock. As of March 31, 2007, we have raised approximately $550,000. As of March 31, 2007, we had a working capital deficit totaling $3,241,417. We have raised an additional $100,000 under the private placement from March 31, 2007 through April 23, 2007.
     During the first quarter of 2007, we sold 22 units of our securities at an offering price of $25,000 per unit to certain accredited investors in the initial closing of a private placement. Each unit consisted of 35,000 shares of our common stock, a warrant to purchase 35,000 shares of our common stock at $1.50 per share exercisable for five years and a warrant to purchase 35,000 shares of our common stock at $2.00 per share exercisable for five years.
     In April of 2007, we amended our private placement offering to include 50,000 shares of our common stock per unit, with a warrant to purchase 50,000 shares of our common stock at $1.00 per share and a warrant to purchase 50,000 shares of our common stock at $1.40 per share. This amendment increased the demand for participation in our offering and we expect to complete our funding prior to the end of the second quarter. There may be one or more additional closings before June 20, 2007. The maximum amount that will be raised from this offering is $6,000,000. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the Offering, for debt reduction, sales expenses and general working capital. We have agreed to file registration statements with the Securities and Exchange Commission by June 20, 2007 covering the shares of common stock and the warrants. We have extended our initial deadline for closing of the offering from March 31, 2007 to June 20, 2007 to coincide with the registration deadline for the stock.
     If we raise the full amount, we expect that we will have enough liquidity to meet our working capital and capital expenditure needs for at least the next 36 months. However, achieving this goal depends in part on our ability to meet our revenue projections, including our projection that our 2007 revenues will be significantly higher than our 2006 revenue. If AirGATE does not raise the full amount and only raises a small portion, the Company will not be able to meet its sales projections and may not be able to fulfill existing contracts. Without additional funding or realization of additional development contract, the Company will not have enough working capital for the next 12 months.
     In connection with our Form 10-KSB for the year ended December 31, 2006, our Independent Registered Public Accountants issued a “Going Concern Opinion”. Several conditions and events cast doubt concerning the Company’s ability to continue as a “going concern”. The Company has incurred net losses of approximately $3,241,417 for the period from October 4, 2000 (inception of development stage) to March 31, 2007. The Company’s current liabilities exceed its current assets by $469,608, including the obligation for past-due payroll taxes and penalties of $172,420. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. Ninety percent of the Company’s first quarter revenues is concentrated with two customers, Hexion Specialty Chemicals and Graco Children’s Products, Inc.

     On August 15, 2006, the Company executed a long-term Promissory Note with Melissa CR 364 Ltd., a Texas Limited Partnership (Lender) and a current shareholder and related party of the Company, providing a $1,000,000 line of credit. Certain funds advanced under the Note have been used to extinguish all existing notes including accrued interest with the related party through August 15, 2006. The note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE Technologies, Inc., a Texas Corporation, and its wholly owned subsidiary. At the discretion of the Lender, the note may be converted into restricted common stock of the Company at any time during the term of the note at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the note may be prepaid at any time without penalty. The balance of the note is $797,794 at March 31, 2007. Interest expense for the quarter ending March 31, 2007 is $18,740, of which $6,648 is accrued at March 31, 2007.
     The Company valued and recorded the embedded beneficial conversion feature, in connection with the line of credit, and is amortizing this amount over the life of the note. The unamortized balance at March 31, 2007 totaled $532,759. The interest expense related to this feature for the three months ended March 31, 2007 is $96,572.
     On November 22, 2006, South Beach Live, a company owned by a shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on February 21, 2007. Interest expense for the three months ending March 31, 2007 is $1,000. On December 18, 2006, Melissa CR 364 Ltd, a current shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on March 20, 2007. Interest expense for the three months ending March 31, 2007 is $1,500.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.

Item 3 Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007.
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to our management, as appropriate, to allow for timely decisions regarding required disclosure.
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
     Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions. This lack of segregation causes a material weakness. The Company will continue periodically assessing the cost versus the benefit of adding the resources that would improve segregation of duties. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations. Not withstanding this fact, management believes that the financial statements are fairly presented in all material respects.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Management has concluded that our disclosure controls and procedures are effective in ensuring that material information is timely communicated to appropriate management personnel, including the Chief Executive Officer and Chief Financial Officer, to enable such personnel to evaluate information and determine the information required to be included in our periodic SEC reports.
Changes in Internal Controls
     Based on the evaluation as of March 31, 2007, there were no changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     As previously disclosed on a Form 8-K filed by the Company on 2-23-07, during the first quarter of 2007, we sold 22 units of our securities at an offering price of $25,000 per unit for a total of $550,000 to certain accredited investors in the initial closing of a private placement. Each unit consisted of 50,000 shares of our common stock, a warrant to purchase 50,000 shares of our common stock at $1.00 per share exercisable for five years and a warrant to purchase 50,000 shares of our common stock at $1.40 per share exercisable for five years. This reflects the amendment to our private placement described above in Part I Item 2.
     There may be one or more additional closings before June 20, 2007. The maximum amount that will be raised from this offering is $6,000,000. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the Offering, for debt reduction, sales expenses and general working capital.
     We have agreed to file registration statements with the Securities and Exchange Commission by June 20, 2007 covering the shares of common stock and the warrants. At this time, we do not know the effect of Rule 415 on the amount of shares that will be allowed to be registered in the initial registration statement. As a result, if we are unable to register all shares during the first filing, we intend to continue registration of the shares issued in this private placement under applicable Exchange rulings until all shares are registered. We have extended our initial deadline for closing of the offering from March 31, 2007 to June 20, 2007 to coincide with the registration deadline for the stock.

Item 6 Exhibits
     The following exhibits are furnished as part of this report or incorporated herein as indicated:
Exhibits

3.1	Notice of Unregistered Sales of Equity Securities	Incorporated by reference to Form REGDEX March 12, 2007 File No.: 021-101534
10.1	February 20, 2007 Entry into Material Agreement for the initial closing of a private placement	Incorporated by reference to Form 8-K February 23, 2007 File No.: 002-41703
17.1	January 5, 2007 Appointment of interim Chief Executive Officer during CEO’s leave of absence	Incorporated by reference to Form 8-K January 29, 2007 File No.: 002-41703
17.2	January 24, 2007 Return of Chief Executive Officer following a leave of absence replacing interim Chief Executive Officer	Incorporated by reference to Form 8-K January 29, 2007 File No.: 002-41703
17.3	February 6, 2007 Resignation of Director Barbee and Appointment of new Director Friedman	Incorporated by reference to Form 8-K February 12, 2007 File No.: 002-41703
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE X-CHANGE CORPORATION (Registrant)
DATE: May 14 2007

	By:	/s/ Michael L, Sheriff
Michael L. Sheriff, President, Chief
Executive Officer , and Chairman (Principal Executive Officer)

DATE: May 14 2007

	By:	/s/ Karey Y. Daniels
Karey Y. Daniels, Chief
Financial Officer (Principal Financial Officer)