Form 10QSB
period 2007-06-30
X-CHANGE CORP
filed 2007-08-14
CIK 54424

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___ to ___.

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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 11, 2007 30,922,834
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

THE X-CHANGE CORPORATION
FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
		(Restated)
ASSETS
Current Assets:
Cash	$26,081	$1,955
Accounts Receivable	188,544	119,053
Prepaid Expenses	—	61,000
Deposits	10,770	15,886

Total Current Assets	225,395	197,894

Fixed Assets:
Computer Equipment	36,082	36,082
Furniture and Fixtures	65,685	64,845
Less Accumulated Depreciation	(43,792)	(31,918)

Total Fixed Assets	57,975	69,009

TOTAL ASSETS	$283,370	$266,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Related Party Loans Payable	$—	$120,000
Accounts Payable	674,712	297,557
Accrued Expenses	264,224	139,933
Deferred Revenue	20,937	27,000
Customer Deposits	30,000	—

Total Current Liabilities	989,873	584,490

Long-Term Liabilities:
Long-Term Related Party Note Payable, net of unamortized debt discount of $436,186 and $629,331 at June 30, 2007 and December 31, 2006, respectively	361,608	168,463

TOTAL LIABILITIES	1,351,481	752,953

Commitments and Contingencies
Stockholders’ Deficit:
Preferred Stock, Par Value $.001, Authorized 10,000,000 Shares none Issued at June 30, 2007 and December 31, 2006	—	—
Common Stock, Par value $.001, Authorized 100,000,000 Shares, Issued 30,197,833 and 27,764,500 at June 30, 2007 and December 31, 2006	30,198	27,765
Additional Paid-In Capital	2,715,054	1,992,867
Accumulated Deficit	(3,813,363)	(2,506,682)

Total Stockholders’ Deficit	(1,068,111)	(486,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$283,370	$266,903

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues	$698,448	$341,675	$1,014,501	$649,598

Expenses
Research & Development	597,543	219,409	851,039	408,948
Sales & Marketing	39,055	12,819	102,460	48,938
General & Administrative	513,337	311,486	1,130,372	596,834

Total Expenses	1,149,935	543,714	2,083,871	1,054,720

Operating Loss	(451,487)	(202,039)	(1,069,370)	(405,122)

Other Income (Expense)
Interest Expense	(123,258)	(6,050)	(241,086)	(10,312)
Interest Income	2,798	1	3,775	29

Net Income (Loss) from Continuing Operations	(571,947)	(208,088)	(1,306,681)	(415,405)

Income (Loss) from Discontinued Operations	—	(10,221)	—	(10,221)

Net Income (Loss)	$(571,947)	$(218,309)	$(1,306,681)	$(425,626)

Loss per Share, Basic and Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Shares Outstanding, Basic and Diluted	29,989,500	27,275,125	29,314,500	27,179,500

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
			Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit

Balance at December 31, 2006 (Restated)	27,764,500	$27,765	$1,992,867	$(2,506,682)

Shares issued for cash and related fees	1,200,000	1,200	548,800	—
Net Loss	—	—	—	(734,734)

Balance at March 31, 2007	28,964,500	28,965	2,541,667	(3,241,416)

Shares issued for cash	1,233,333	1,233	148,767	—
Net Loss	—	—	—	(571,947)
Stock based compensation			24,620

Balance at June 30, 2007	30,197,833	$30,198	$2,715,054	$(3,813,363)

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
		(Restated)

Net Loss	$(1,306,681)	$(425,626)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,874	9,578
Amortization of Deferred Cost	—	248,571
Stock Issued for Services	—	20,951
Stock Based Compensation Expense	24,620	—
Amortization of Debt Discount	193,145	—
Net Cash Used in Discontinued Operations	—	(30,652)
Change in Operating Assets and Liabilities:
Accounts Receivable	(69,490)	(31,198)
Deposits	5,115	(5,615)
Prepaid Expenses	61,000	—
Accounts Payable	377,155	22,605
Accrued Expenses	124,291	(33,102)
Deferred Revenue	(6,063)	25,358
Customer Deposits	30,000	—

Net Cash Used by Operations	(555,034)	(199,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(840)	(32,600)

Net Cash Used in Investing Activities	(840)	(32,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Issued	700,000	—
Proceeds from Related Party Note	—	251,186
Payments on Related Party Notes	(120,000)	—

Net Cash Provided by Financing Activities	580,000	251,186

Net (Decrease) Increase in Cash	24,126	19,456
Cash at Beginning of Period	1,955	5,847

Cash at End of Period	$26,081	$25,303

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
     X-Change Corporation acquired 100% of AirGATE Technologies, Inc, (collectively “the Company”) on July 20, 2005 in exchange for 10,000,000 shares of the Company’s common stock, pursuant to a stock purchase agreement.
     The Company’s business model is focused on furthering the operations of AirGATE Technologies, Inc., a Texas corporation (“AirGATE”). AirGATE is an end-to-end, solution-based company specializing in wireless technologies, including radio frequency identification (“RFID”) and related wireless technologies for the business-to-business customer worldwide. The Company focuses on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. AirGATE delivers wireless solutions in these vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities.
Shares Outstanding and Loss Per Share
     The weighted average common shares used for determining basic and diluted loss per common share was 29,989,500 for the three months ended June 30, 2007 and 29,314,500 for the six month period then ended. The weighted average common shares used for determining basic and diluted loss per common share was 27,275,125 for the three months ended June 30, 2006 and 27,179,500 for the six month period then ended.
     In connection with a private placement, (“2007 PPM Financing”) the Company has committed to issue shares and two warrants for each common share sold to accredited investors. As of June 30, 2007, $700,000 of the potential $6 million to be raised has been sold resulting in 2,333,333 additional shares committed with warrants for an additional 4,666,666 shares.

     As of June 30, 2007, incentive stock options had been granted to employees and directors of the Company which, if all were exercised, would result in the issuance of an additional 3,300,000 shares.
     Basic net loss per share is calculation by dividing net loss by the number of weighted average outstanding common shares outstanding for the period. Since the Company has reported net losses applicable to common shareholders for all periods presented, the computation of diluted loss per share excludes the effects of convertible debt, options and warrants since their effect is anti-dilutive.
Going Concern
     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.
     Several conditions and events cast doubt concerning the Company’s ability to continue as a going concern. The Company has incurred net losses to June 30, 2007 totaling $3,813,363. The Company’s current liabilities exceed its current assets by approximately $765,000, including an obligation for past-due payroll taxes and penalties of approximately $203,000. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. Over 90 percent of the Company’s second quarter revenues were concentrated with a single customer.
     In the first quarter of 2007, the Company started the process of raising up to $6 million under the 2007 PPM Financing. As of June 30, 2007, the Company has raised approximately $700,000, and an additional $217,500 as of July 31, 2007. If the Company raises the full amount in the near term, management expects to have enough liquidity to meet working capital and capital expenditure needs for at least the next 24 months. The Company currently has no additional committed funding amounts other than $217,500 received through the date of this report.
     The Company’s future capital requirements will depend on numerous factors including, but not limited to, its ability to perform on current and future development contracts and the commercialization thereof.
     The Company’s financial statements have been prepared in accordance with Generally Accepted Accounting Principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Company’s financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should it be unable to continue as a going concern. While management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current presentation.
NOTE 2 — DEFERRED COSTS
     On January 5, 2006, the Company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc., (“Hexion”) in connection with and as part of a development contract with Hexion. In connection with the issuance of the 500,000 shares, $290,000 was recorded as Deferred Cost for the increase in Hexion’s burden to the project. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.
NOTE 3 — RELATED PARTY PAYABLES
Long-term related party payables
     On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) providing a $1,000,000 line of credit. Melissa Ltd. is managed by a shareholder and is a related party to the Company. The principal balance of the note is $797,794 at June 30, 2007 and the Company has agreed not to draw any further amounts on this facility.
     Certain funds advanced under the Melissa Note were used to extinguish all existing notes including accrued interest with the related party. The Melissa Note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration, August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE. At the discretion of the Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the Melissa Note may be prepaid at any time without penalty.
     The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note, and is amortizing this amount over the life of the note. The unamortized balance at June 30, 2007 totaled $436,186. This amount has been netted against the principal balance for financial statement presentation purposes notwithstanding the full amount of the Melissa Note is a liability of the Company. The amortization expense related to this feature for the three months ended June 30, 2007 is $96,573 and $193,145 for the six month period then ended.

Short-term related party payables
     On November 22, 2006, South Beach Live, a current shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on February 21, 2007.
     On December 18, 2006, Melissa Ltd, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on March 20, 2007.
NOTE 4 — PRIVATE PLACEMENT STOCK TRANSACTIONS
     During the three months ended June 30, 2007, the Company continued to raise funds pursuant to the 2007 PPM Financing. Due to changes in the average trading price of the Company’s stock, the terms for both stock issuance and warrants were changed, affecting all existing and future participants in the funding. The terms of the 2007 PPM Financing as of August 13, 2007 provide for the ability to acquire shares at $0.30 and include two sets of warrants to purchase a like amount of additional shares over a five year term; one warrant priced at $0.60 and the other priced at $0.84. In this regard, the Company committed to issue 1,233,333 shares of common stock in the three months ending June 30, 2007 including additional shares of 733,333 to investors who participated during the quarter ended March 31, 2007. Additional warrant rights for 2,466,666 shares were also issued in accordance with the new terms of the 2007 PPM Financing.
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
NOTE 6 — RESTATEMENT
     During the quarter ending March 31, 2007, the Company established that it had not properly accounted for the following transactions during 2006.
•	Revenue Recognition — The Company recognized revenue at the time of invoicing for development contract scheduled payments, which should be recognized over the life of the project.

•	Deferred Costs Amortization — In connection with the issuance of 500,000 shares to Hexion, $290,000 was previously recorded as a long-term asset. The Company subsequently determined that the issuance of the shares should be accounted for as a deferred cost. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.

•	Debt Discount — The Company established that its related party note payable had an embedded beneficial conversion feature that had not been recorded properly. This beneficial conversion feature was recorded and amortized over the term of the note.
     The accounting impact of these transactions on operational data is summarized below.
Statement of Operations Data

	Six Months Ending	Six Months Ending
	June 30, 2006	June 30, 2006
	Restated	Previously Filed
Revenue	$649,598	$675,256
Expenses	1,054,720	820,479

Net Loss	$(405,122)	$(145,223)

Balance Sheet Data

	As of December 31,	As of December 31,
	2006	2006
	Restated	Previously Filed
Assets	$266,903	$483,347

Liabilities	752,953	1,359,030

Stockholders’ Deficit	(486,050)	(875,683)

NOTE 7 — STOCK-BASED COMPENSATION
Stock Options as of the Six Month Period Ended June 30, 2007
     In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants. Under the 2007 Plan, the Company may grant up to 6,000,000 shares of common stock to its employees or directors. The exercise price of each option may not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended June 30, 2007, the Company granted options to most of its employees under this plan. The options generally vest over a four year service period. The Company intends to present the 2007 Plan for stockholders’ approval during the annual shareholders meeting later this year.

     The following table summarizes stock options outstanding and changes during the quarter ended June 30, 2007:

Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at March 31, 2007	—
Options granted	3,300,000	0.20
Options exercised	—
Options forfeited	—

Options outstanding at June 30, 2007	3,300,000		9.97	$330,000

Options exercisable at June 30, 2007	—		—	$—

Options available for grants as of June 30, 2007	2,700,000

     Intrinsic value for stock options is defined as the difference between the market value and the grant price.
     Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	of	Contract Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.20	3,300,000	9.97	$0.20	—	—
Application of SFAS 123R
     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC.

     Stock based compensation expense under SFAS 123R for the quarter ended June 30, 2007 was $24,620, which was recorded in operating expenses. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not the related deferred tax assets will not be realized.
     The Black-Scholes option valuation model was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
     Expected volatility assumptions used in the valuation model are based on historical volatility. The risk free interest rate is based on rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award. The expected option term was calculated using the “simplified” method permitted by SAB 107.
The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

June 30,
2007
Volatility	214.90%
Expected option term	6.25 years
Risk-free interest rate	4.60%
Expected dividend yield	—

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. Except for historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. These statements include, without limitation, statements concerning the potential operations and results of the Company described below. The Company’s actual results could differ materially from those discussed in this Form 10-QSB. Factors that could cause or contribute to such differences include, without limitation, those risk factors set forth below as well as those discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
Risk Factors
     An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, our Form 10-QSB filed for the quarter ended March 31, 2007 and our Form 10-KSB for the year ended December 31, 2006, including our financial statements and the related notes, before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks the Company faces. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment.
•	We need capital to avoid insolvency, sustain our operations and grow our business.

•	Our near-term financial performance depends on the success of our strategic relationships with a with a small group of customers and customer prospects.

•	We expect that almost all the recurring revenue we project for the second half of 2007 will relate to products under development that we have not yet sold in volume to customers. As a result, we have limited visibility regarding the length of our sales cycle, which makes projecting revenue difficult and could otherwise adversely affect our business.

•	Our success depends on our ability to generate recurring revenue streams, which depends in large part on our customers’ ability to scale their sales and marketing efforts.

•	The volatility of our stock price could subject us to an increased risk of securities litigation.

•	The market in which we operate is highly competitive, which could adversely affect our ability to meet our financial objectives.

•	Our current financial position may deter potential customers and strategic relationships; may compromise our ability to attract additional investment funds and may deter our vendors from continuing to provide commercial terms of credit.

•	We have a history of losses, expect to incur additional losses in the future and may not be able to achieve or sustain profitability.

•	We will likely need to enter into additional strategic relationships to meet our customer needs.

•	To meet our financial objectives, we must grow rapidly. If we are unable to manage this growth, we could incur costs that could adversely affect our operating results and financial condition.

•	If we overestimate customer demand, we may increase our cost structure unnecessarily.

•	Although we are not targeting the supply chain RFID market, public perceptions of the viability of RFID applications in the supply chain could adversely affect acceptance of RFID in the vertical markets we are targeting.

•	Widespread adoption of our RFID solutions depends, in part, on declines in selling prices for RFID tags such as Hitachi’s µ-Chip tag.

•	Our products are new and evolving and our business model is unproven, which makes it difficult to evaluate our current business and future prospects.

•	Some of our products are part of larger solutions that are offered to end customers, and we must work with third parties to ensure that our products inter-operate correctly.

•	If our products and systems do not meet our customers’ needs or otherwise malfunction, our business will be adversely affected.

•	Fluctuations in quarterly and annual operating results may adversely affect our business, and these fluctuations make evaluating our business difficult.

•	If we are unsuccessful in developing and introducing new products and enhancements, we may be unable to meet our financial goals.

•	Our GenuDot™ System is a closed loop application for product authentication, meaning it intentionally does not comply with the EPCglobal standards and is not intended to work with third party readers. This could adversely affect market acceptance of the GenuDot System.

•	We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect all of our intellectual property.

•	We do not own several key technologies that we are developing for third parties such as Hexion Specialty Chemicals, Inc., which may make us a less attractive acquisition candidate.

•	We may need to license RFID-related patents from third parties, and we may not be able to obtain these licenses on acceptable terms, or at all.

•	We may become subject to intellectual property infringement claims and other litigation that might be costly to resolve and, if resolved adversely, may harm our business.

•	Complying with applicable governmental regulations could adversely affect our ability to sell our products and impair operating results.

•	We expect to depend on a limited number of suppliers and assemblers of our products.

•	We expect to rely on third party manufacturers.

•	If unauthorized access is obtained to our customers’ data as a result of our products, including through breach of security measures or unauthorized encoding of RFID tags, we could be subject to related legal claims, and customers may curtail or stop their use of our products, which would harm the business, operating results and financial condition.

•	Privacy concerns relating to elements of RFID technology could damage our reputation and deter current and potential customers from using our products and systems.

•	We depend on key personnel, including our chief executive officer, chief operations officer, and chief financial officer to manage our business effectively. If we are unable to hire, retain or motivate qualified personnel, we will have trouble meeting our financial goals.

•	Complying with Section 404 of the Sarbanes-Oxley Act, which we must do in connection with our financial statements for the year ending December 31, 2007, will entail substantial cost, expense, effort, and management distraction.

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

•	Until recently, no members of our board of directors were independent within the meaning of federal securities laws.

•	The costs of being a public company can be significant given the size and resources of the Company.

•	Our stock is not listed on a major stock market.

•	If securities or industry analysts do not publish research or reports about us, we may not be able to generate significant trading volume in our stock.

•	Future sales of shares by existing stockholders, directors and employees or perceptions of these sales, could cause the stock price to decline.

•	Dilution aspects related to our current and future financing activities is likely to be substantial.

•	Our continuing operations depend on obtaining commercial credit terms from our vendors.
Recent Developments: Going Concern and Liquidity Problems
     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2006. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
     We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to continue to obtain funds to meet our cash requirements through business alliances or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

Plan of Operation
     Our business model is primarily focused on furthering the operations of our wholly owned subsidiary AirGATE Technologies, Inc., a Texas corporation (“AirGATE”). AirGATE is a leading end-to-end solution provider specializing in wireless technologies, including radio frequency identification (RFID), surface acoustic wave (SAW), ultra-wideband (UWB), and Zigbee (802.15.4) technologies for the business-to-business customer worldwide. The Company is focused on these technologies to deliver products and services in vertical markets that differ from the traditional RFID supply chain model. The Company delivers wireless solutions in these selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. Management believes that this strategy will facilitate rapid market penetration and maximum return on investment.
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
     To capture near term revenues, AirGATE has focused its expertise on closed-loop applications in vertical markets. Because closed-loop applications are intrinsically results-oriented and are not dependent on EPCglobal RFID standards or factors outside of AirGATE’s control, the time to market and revenue for AirGATE is ultimately shorter and more controllable. AirGATE aims to partner with the dominant customer in its vertical market to market its applications to that market. AirGATE’s business plan is based on creating long term, stable, recurring revenues through its customer partners.
     The Company had anticipated that recurring revenue streams would begin for its correctional facility phone use identification products in the third quarter of 2007 and its down hole drilling products in the third quarter of 2007. Because of manufacturing related issues, this target date is later than had been originally anticipated. In late 2006, the Company expected to begin installation and receive recurring revenues from its customers for collect phone calls made using our RFID-enabled prison phone system. However, the Company’s manufacturing subcontractor encountered problems that resulted in a delay in delivery of the RFID phone modules, and our customer required a re-design of a part of the component. This re-designed component has now been tested and our customer is completing the required programming. Management now expects customer installation in correctional facilities in the fourth quarter of 2007 and recurring revenues to begin shortly thereafter. At our request, our customer has also assigned a senior executive to oversee the project. The Company had expected to deliver the first down-hole tool to Hexion by July 2007. Many of the components of the tool are custom-made and one-of-a-kind; and because of the increased activity in the oil industry, are subject to potential delays in delivery by the Company’s sub-contractors. The first commercial tool for Hexion deployment is in assembly and is now scheduled for delivery between September and October 2007, and management expects to deliver the second tool in the fourth quarter of 2007. Recurring revenues for the Hexion product should begin shortly thereafter.

Stock Incentive Plan
     In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The Board felt that the adoption of this plan would allow the Company to attract qualified talent to the organization and allow us to continue to maintain our current team. The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants. Under the 2007 Plan, the Company may grant options to purchase up to 6,000,000 shares of common stock. The exercise price of each option shall not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the three months ended June 30, 2007, the Company granted options to most of its employees under this plan. The options generally vest over a four year service period.
     The 2007 Plan will be presented for stockholders’ approval during the annual stockholders meeting planned for later this year.
     The Company has included a charge as compensation expense for the current quarter relating to the Stock Incentive Plan. This non-cash charge is based on a valuation of the option grants utilizing industry recognized models. As mentioned in the notes to the financial statements, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
Results of Operations
     The Company generated revenues of $698,448 and $341,675 in the three months ending June 30, 2007 and 2006, respectively; and revenues of $1,014,501 and $649,598 in the six months ending June 30, 2007 and 2006, respectively. The 56% increase in revenue for the six month period is principally due to the continued development effort with the existing customer base. Quarter to quarter revenues increased from $316,053 in the first quarter 2007 to $698,448 in the second quarter 2007. Operating loss decreased from $617,884 in the first quarter 2007 to $571,947 in the second quarter 2007. We expect revenues to increase in the second half of 2007 as a result of additional development contract-related revenue, pilot project revenue from potential customers, and recurring revenue from royalties and other agreements.
     Research and development cost grew from $219,409 or 64.2% of revenues, in the second quarter of 2006 to $597,549 or 86% of revenues in the same comparable period of 2007 in support of the ramp up to development completion of the first Hexion tool; and new oil field applications utilizing SAW and UWB. We expect our cost of operations to grow significantly, consistent with our expected increased revenue in 2007 toward our pursuit of additional contract development. We expect recurring revenue streams to increase and expect this increased revenue to allow our margins to increase as well.
     Sales and marketing expenses grew from $12,819 or 4% of revenues, in the second quarter of 2006 compared to $39,055 or 6% of revenue, in the second quarter of 2007. The increase was largely a result of additional advertising, added sales staff and marketing related to the effort to capture additional revenue in 2007. We expect to continue sales and marketing efforts consistent with achieving substantial increases in revenue in 2007.
     General and administrative expenses increased from $311,486 or 91% of revenues, in the second quarter of 2006 to $597,543 or 86% of revenues, in the same comparable period of 2007. The increase is due in part to fund raising efforts causing an increase in legal and related fees. We anticipate that professional fees will increase in the third and fourth quarters in connection with Sarbanes —Oxley compliance requirements.
     The Company’s interest expense increased from $6,050 for the three month period ending June 30, 2006 to $123,258 in the second quarter of 2007. The increase is due in part to increased borrowing under the Convertible Promissory Note with Melissa Ltd., providing the Company with a $1,000,000 line of credit, offset by the elimination of two Short Term Notes totaling $120,000 during the first quarter of 2007. However, $96,573 of this amount represents the amortization of a Convertible Note discount attributed for accounting purposes to a beneficial conversion feature. This is a non-cash charge.
Liquidity and Capital Resources
     During the second quarter of 2007, our operations were financed through operating activities, and private placement sales of our common stock. As of June 30, 2007, we have raised approximately $700,000. As of June 30, 2007, we had a working capital deficit totaling $764,478. We have raised an additional $217,500 under the private placement from July 1, 2007 through July 31, 2007.
     2007 PPM Financing
     In the first quarter of 2007, the Company started the process of raising up to $6 million under a private placement of its common stock (“2007 PPM Financing”). As of June 30, 2007, the Company has raised approximately $ 700,000, and an additional $217,500 as of July 31, 2007. If the Company raises the full amount in the near term, management expects to have enough liquidity to meet working capital and capital expenditure needs for at least the next 24 months. The Company currently has no additional committed funding amounts other than the $217,500 received through the date of this report.
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
     In April of 2007, we amended the terms of our private placement offering by increasing the securities underlying each $25,000 unit to include 50,000 shares of our common stock per unit, with a warrant to purchase 50,000 shares of our common stock at $1.00 per share and a warrant to purchase 50,000 shares of our common stock at $1.40 per share. An additional 6 units were sold during the second quarter.
     In July of 2007, we amended the terms of our private placement offering by increasing the securities underlying each $25,000 unit to include 83,333 shares of our common stock per unit, with a warrant to purchase 83,333 shares of our common stock at $.60 per share and a warrant to purchase 83,333 shares of our common stock at $.84 per share to align our private placement offering with our current stock price. This amendment will apply to all investors in our private placement offering.
     There may be one or more additional closings during the third fiscal quarter. The maximum amount that will be raised from this offering is $6,000,000. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the Offering, for debt reduction, sales expenses and general working capital. We had agreed to file a registration statement with the Securities and Exchange Commission by June 20, 2007 covering the shares of common stock and the warrants, and have extended this timing until the closing of our offering. We have extended our initial deadline for closing of the offering from March 31, 2007 to September 30, 2007.
     If we raise the full amount, we expect that we will have enough liquidity to meet our working capital and capital expenditure needs for at least the next 24 months. However, achieving this goal depends in part on our ability to meet our revenue projections, including our projection that our 2007 revenues will be significantly higher than our 2006 revenue. If AirGATE does not raise the full amount and only raises a small portion, the Company will not be able to meet its sales projections and may not be able to fulfill existing contracts. Without additional funding or realization of additional development contracts, the Company will not have enough working capital for the next six months. No additional funds have been committed to the Company other than as mentioned herein.
     Debt Financing
     On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) and a related party of the Company, providing a $1,000,000 line of credit. Certain funds advanced under the Melissa Note have been used to extinguish all existing notes including accrued interest with the related party through August 15, 2006. The note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the Melissa Note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration, August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE. At the discretion of Melissa Ltd., the note may be converted into restricted common stock of the Company at any time during the term of the note at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the note may be prepaid at any time without penalty. The balance of the note is $797,794 at June 30, 2007.

     The Company valued and recorded an embedded beneficial conversion feature in connection with the line of credit, and is amortizing this amount over the life of the note. The unamortized balance at June 30, 2007 totaled $436,186. The amortization expense related to this feature for the three months ended June 30, 2007 is $96,573 and $193,145 for the six month period then ended.
     As disclosed in Form 10 QSB for quarter ended March 31, 2007, during the first quarter the Company paid in full two separate related party notes each in the amount of $60,000 along with interest thereon.
     Going Concern
     In connection with our Form 10-KSB for the year ended December 31, 2006, our Independent Registered Public Accountants included a paragraph in their opinion that referred to doubts about our ability to continue as a going concern. Several conditions and events cast doubt concerning the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $3,813,363 for the period from October 4, 2000 (inception of development stage) to June 30, 2007. The Company’s current liabilities exceed its current assets by $764,478, including the obligation for past-due payroll taxes and penalties of approximately $203,000. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. Over 90% of the Company’s second quarter revenues are concentrated with a single customer.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.

Item 3 Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007.
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
     Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions. This lack of segregation may be deemed to be a material weakness. The Company will continue periodically assessing the cost versus the benefit of adding the resources that would improve segregation of duties. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations. Notwithstanding this fact, management believes that the financial statements are fairly presented in all material respects.
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
Changes in Internal Controls
     Based on the evaluation as of June 30, 2007, there were no changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the

Company’s internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II — OTHER INFORMATION
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     As previously disclosed on a Form 8-K filed by the Company on February 23, 2007, during the first quarter of 2007, we sold 22 units of our securities at an offering price of $25,000 per unit for a total of $550,000 to certain accredited investors in the initial closing of a private placement. During the quarter ended June 30, 2007, the Company sold an additional 6 units for a total of offering price of $150,000 to accredited investors. The units were issued without registration under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
     Under revised terms of the offering, each unit consisted of 83,333 shares of our common stock, a warrant to purchase 83,333 shares of our common stock at $0.60 per share exercisable for five years and a second warrant to purchase 83,333 shares of our common stock at $0.84 per share exercisable for five years. This reflects the amendments to our private placement described above in Part I, Item 2.
     There may be one or more additional closings before September 30, 2007. The maximum amount that will be raised from this offering is $6,000,000. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the Offering, for debt reduction, sales expenses and general working capital.
     We have agreed to file registration statements with the Securities and Exchange Commission commencing June 20, 2007 covering the shares of common stock and the warrants. We have extended our initial deadline for closing of the offering from March 31, 2007 to September 30, 2007.

Item 6 Exhibits
     The following exhibits are furnished as part of this report or incorporated herein as indicated:

Exhibits
16.1	April 12, 2007 Dismissal of the Company’s certifying accountant Robison, Hill & Company	Incorporated by reference to Form 8-K April 19, 2007 File No.: 002-41703

16.2	April 19, 2007 Appointment of KBA Group, LLP as the Company’s independent registered public accounting firm	Incorporated by reference to Form 8-K April 25, 2007 File No.: 002-41703

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE X-CHANGE CORPORATION
(Registrant)

DATE:	August 13, 2007

		By:	/s/ Michael L, Sheriff

Michael L. Sheriff
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

DATE:	August 13, 2007

		By:	/s/ George DeCourcy

George DeCourcy
Chief Financial Officer
(Principal Financial Officer)