Form 10QSB
period 2007-09-30
X-CHANGE CORP
filed 2007-11-14
CIK 54424

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission file number: 002-41703
THE X-CHANGE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	90-0156146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 12, 2007     31,589,501
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

THE X-CHANGE CORPORATION
FORM 10-QSB

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
		(Restated)
ASSETS
Current assets:
Cash	$349,946	$1,955
Accounts receivable, net of allowance of zero for both periods	126,115	119,053
Prepaid expenses	1,339	61,000
Deposits	10,770	15,886

Total current assets	488,170	197,894

Property, plant and equipment, net	56,474	69,009
Deferred debt issuance costs	32,000	—

TOTAL ASSETS	$576,644	$266,903

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Related party loans payable	$—	$120,000
Accounts payable	661,996	297,557
Accrued expenses	184,466	139,933
Deferred revenue	50,838	27,000
Customer deposits	30,000	—
Related party note payable, net of unamortized discount of $339,613	458,181	—

Total current liabilities	1,385,481	584,490

Long-term liabilities:
Long-term note payable, net of unamortized discount of $393,056 at September 30, 2007	6,944	—
Long-term related party note payable, net of unamortized discount of $629,331 at December 31, 2006	—	168,463

TOTAL LIABILITIES	1,392,425	752,953

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $.001, authorized 10,000,000 shares none issued at September 30, 2007 and December 31, 2006	—	—
Common stock, par value $.001, authorized 100,000,000 shares, issued 31,589,501 and 27,764,500 at September 30, 2007 and December 31, 2006 respectively	31,590	27,765
Additional paid-in capital	3,814,477	1,992,867
Accumulated deficit	(4,661,848)	(2,506,682)

Total stockholders’ deficit	(815,781)	(486,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$576,644	$266,903

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenues	$345,514	$240,774	$1,360,422	$890,672

Expenses
Research & development	303,702	156,947	1,155,148	566,193
Sales & marketing	46,706	7,885	149,167	60,418
General & administrative	719,074	457,751	1,849,398	1,053,183

Operating expenses	1,069,482	622,583	3,153,713	1,679,794

Operating loss	(723,968)	(381,809)	(1,793,291)	(789,122)

Other income (expense)
Interest expense including $116,518 and $357,495 to related party for the three and nine months ended Sept. 30, 2007	(124,764)	(53,132)	(365,897)	(63,445)
Interest income	247	2	4,022	32

Net loss from continuing operations	(848,485)	(434,939)	(2,155,166)	(852,536)

Loss from discontinued operations	—	—	—	(10,221)

Net loss	$(848,485)	$(434,939)	$(2,155,166)	$(862,757)

Loss per share, basic & diluted	$(0.03)	$(0.02)	$(0.07)	$(0.03)

Weighted average shares outstanding, basic and diluted	30,949,917	27,449,500	29,880,333	27,265,000

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,155,166)	$(862,757)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	17,272	$14,745
Amortization of deferred cost	—	290,000
Stock issued for services	—	50,950
Stock based compensation expense	307,935	—
Amortization of debt discount (related party amounts of $289,718 and $34,151 respectively)	296,662	34,151
Net cash used in discontinued operations	—	(28,460)
Change in operating assets and liabilities:
Accounts receivable	(7,061)	(58,252)
Deposits	5,115	(5,615)
Prepaid expenses	59,661	—
Accounts payable	364,439	141,616
Accrued expenses	44,533	(33,101)
Deferred revenue	23,838	—
Customer deposits	30,000	—

Net cash used by operations	(1,012,772)	(456,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,737)	(54,915)

Net cash used in investing activities	(4,737)	(54,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1,117,500	—
Payments on related party note	(120,000)	—
Proceeds from related party note	—	517,903
Proceeds from other notes payable, net of fees	368,000	—

Net cash provided by financing activities	1,365,500	517,903

Net (decrease) increase in cash	347,991	6,265
Cash at beginning of period	1,955	5,847

Cash at end of period	$349,946	$12,112

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit

Balance at December 31, 2006 (Restated)	27,764,500	$27,765	$1,992,867	$(2,506,682)

Shares issued for cash	1,100,000	1,100	548,900	—
Shares issued for services	100,000	100	(100)	—
Net loss	—	—	—	(734,734)

Balance at March 31, 2007	28,964,500	28,965	2,541,667	(3,241,416)

Shares issued for cash	1,233,333	1,233	148,767	—
Net loss	—	—	—	(571,947)
Stock based compensation	—	—	24,620	—

Balance at June 30, 2007	30,197,833	30,198	2,715,054	(3,813,363)

Shares issued for cash	1,391,668	1,392	416,108	—
Net loss	—	—	—	(848,485)
Stock based compensation	—	—	283,315	—
Debt discount on note payable	—	—	400,000	—

Balance at September 30, 2007	31,589,501	$31,590	$3,814,477	$(4,661,848)

The accompanying footnotes are an integral part of these consolidated financial statements.

THE X-CHANGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
Shares Outstanding and Loss per Share
In connection with a private placement, (“2007 PPM Financing”) the Company has committed to issue shares and two warrants for each common share sold to accredited investors. As of September 30, 2007, the Company has raised $1,117,500 resulting in 3,725,001 additional shares issued with warrants for an additional 7,450,002 shares.

As of September 30, 2007, incentive stock options have been granted to employees and directors of the Company which, if all were exercised, would result in the issuance of an additional 4,475,000 shares.
Basic net loss per share is calculated by dividing net loss by the number of weighted average outstanding common shares outstanding for the period. Since the Company has reported net losses applicable to common shareholders for all periods presented, the computation of diluted loss per share excludes the effects of convertible debt, options and warrants since their effect is anti-dilutive.
Convertible Debt Financing
The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such values are determined by first allocating a portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The amount allocated to the warrants is allocated to debt discount, which is charged to interest expense over the term of the debt instrument. The intrinsic value of the beneficial conversion rights at the commitment date is recorded as additional paid-in capital and debt discount as of that date and similarly amortized.
Going Concern
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
Several conditions and events cast doubt concerning the Company’s ability to continue as a going concern. The Company has incurred significant losses and negative cash flows through September 30, 2007. The Company’s current liabilities exceed its current assets by a substantial amount, including an obligation for past-due payroll taxes and penalties of approximately $125,000. The Company is dependent upon the expected cash flow of several development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. Over 90 percent of the Company’s third quarter revenues were concentrated with a single customer.
The Company has taken steps to provide additional financing to the Company and is actively in discussions with a number of capital sources. While management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

NOTE 2 — DEFERRED COSTS — 2006
On January 5, 2006, the Company issued 500,000 shares of common stock to Hexion Specialty Chemicals, Inc., (“Hexion”) in connection with and as part of a development contract with Hexion. In connection with the issuance of the 500,000 shares, $290,000 was recorded as Deferred Cost for the increase in Hexion’s burden to the project. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.
NOTE 3 — DEBT FINANCING ARRANGEMENTS
Melissa Note
On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder. The principal balance of the note is $797,794 at September 30, 2007 and the Company has agreed not to draw any further amounts on this facility.
The Melissa Note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration, August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE as collateral for the note. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share. In addition, the Melissa Note may be prepaid at any time without penalty.
The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note of $756,950, and is amortizing this amount over the two year life of the note resulting in non-cash charges to earnings included in interest expense. The amortization expense related to this feature for the three months ended September 30, 2007 is $96,573 and $289,718 for the nine month period then ended. At September 30, 2007, the principal amount of the Melissa Note outstanding is $797,794 and is presented in the accompanying financial statements as a current liability of $458,181 net of the associated unamortized discount of $339,613.
Convertible Debt Financing – LCII Debentures
During the quarter ending September 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LCII”) providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6 1/4 % until converted or the expiration of their three year term.

The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the “Act”), which is at the Company’s option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company’s common stock. The variable number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. Provisions exist whereby the Company can prevent conversion if the trading price falls below specified levels. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.
In the event that the entire $400,000 of the convertible debentures is converted in concert with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company’s common stock over the term of the conversion process.
The Company allocated the proceeds from the debentures between the warrants and the debt based on estimated relative fair value of the warrants and the debt. The value of the warrants was calculated at $273,634 using the Black-Scholes model and the following assumptions: discount rate of 4.1%, volatility of 156% and expected term of three years. The Company also calculated a beneficial conversion feature totaling $126,366. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature over the three year term of the debentures. This non-cash charge to income is included in interest expense. The amortization expense related to this feature for the three months ended September 30, 2007 is $6,944. At September 30, 2007, the principal amount of convertible debentures outstanding totaled $400,000. The obligation is presented in the accompanying financial statements as a long term liability of $6,944 net of the associated unamortized discount amounts of $393,056.
Other Related party Notes
On November 22, 2006, South Beach Live, a shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on February 21, 2007.
On December 18, 2006, Melissa CR 364 Ltd, a related entity, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on March 20, 2007.

NOTE 4 — PRIVATE PLACEMENT STOCK TRANSACTIONS
During the nine months ended September 30, 2007, the Company continued to raise funds pursuant to the 2007 PPM Financing. Due to changes in the average trading price of the Company’s stock over this period, the terms for both stock issuance and warrants were changed, affecting all existing participants in the funding. The final terms of the 2007 PPM Financing provide for the ability to acquire shares at $0.30 and include two sets of warrants to purchase a like amount of additional shares over a five year term; one warrant priced at $0.60 and the other priced at $0.84. In this regard, the Company raised $1,117,500 and issued 3,725,001 shares of common stock in the nine months ending September 30, 2007. Additional warrant rights for 7,450,002 shares were also issued in accordance with the terms of the 2007 PPM Financing.
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
NOTE 6 — RESTATEMENT — 2006
During the quarter ending March 31, 2007, the Company established that it had not properly accounted for the following transactions during 2006.
•	Revenue Recognition – The Company recognized revenue at the time of invoicing for development contract scheduled payments, which should be recognized over the life of the project.

•	Deferred Costs Amortization – In connection with the issuance of 500,000 shares to Hexion, $290,000 was previously recorded as a long-term asset. The Company subsequently determined that the issuance of the shares should be accounted for as a deferred cost. The Company has amortized the fair value of the shares over the life of the related contract period from January to July 2006.

•	Debt Discount – The Company established that its related party note payable had an embedded beneficial conversion feature that had not been recorded in accordance with Generally Accepted Accounting Principles. This beneficial conversion feature was recorded and amortized over the term of the note.

The accounting impact of these transactions on operational data is summarized below.
Statement of Operations Data

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
	Restated	Previously Filed	Restated	Previously Filed
Revenue	$240,774	$187,322	$890,672	$862,578
Expenses	622,583	613,612	1,679,794	1,407,578

Net loss	$(381,809)	$(426,290)	$(789,122)	$(545,000)

Balance Sheet Data

	As of December 31,	As of December 31,
	2006	2006
	Restated	Previously Filed
Assets	$266,903	$483,347
Liabilities	752,953	1,359,030

Stockholders’ Deficit	$ $(486,050)	$ $(875,683)

NOTE 7 — STOCK-BASED COMPENSATION
In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants. Under the 2007 Plan, the Company may grant up to 6,000,000 shares of common stock to its employees or directors. The exercise price of each option may not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The Company granted options to many of its employees under this plan. The options generally vest over a four year service period. The Company intends to present the 2007 Plan for stockholders’ approval during the annual shareholders meeting.

      The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2007:

	Outstanding Options
		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contract Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding at Jan 1, 2007	—
Options granted	4,800,000	0.21
Options exercised	—
Options forfeited	325,000	0.20

Options outstanding at Sept 30, 2007	4,475,000	0.21	9.72	$134,250

Options exerciseable at Sept 30, 2007	156,250	0.20	9.72	$6,250

Options available for grants as of Sept 30, 2007	1,525,000

Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted
	Number	Remaining	Average	Of	Average
	of	Contract Term	Exercise	Options	Exercise
Range of Exercise Price	Options	(in years)	Price	Exercisable	Price

$0.20 - $0.21	4,475,000	9.72	$0.21	156,250	$0.20
Accounting Treatment — Application of SFAS 123R
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values at the time of grant. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123R application guidance based in the views of the SEC.

The following table summarizes non-cash stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2007. There were no related charges in 2006.

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007

Research and development	$8,562	$9,776
Sales and marketing	34,884	37,191
General and administrative	239,869	260,968

	$283,315	$307,935

The fair value of options issued was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Sept 30,
2007
Volatility	157.77%
Expected option term	6 years
Risk-free interest rate	4.60%
Expected dividend yield	—
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
A summary of the status of the Company’s nonvested shares at September 30, 2007 and changes during the period are presented below:

		Weighted Average
		grant-date
Non-vested Shares	Shares	fair value

Non-vested at January 1, 2007	0	$—
Granted	4,800,000	0.18
Vested	(156,250)	0.18
Forfeited	(325,000)	0.18

Non-vested at September 30, 2007	4,318,750	0.18

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 (“Annual Report”) the financial statements and related notes in this Quarterly Report, the risk factors in our 2006 Annual Report and all of the other information contained elsewhere in this report. The terms “we”, “us”, “our”, “our Company” or “X-Change” refer to The X-Change Corporation and its subsidiary, unless the context suggests otherwise.
Forward-Looking Statements
This quarterly report on Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.
These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are made based on management’s current expectations or beliefs as well as assumptions made by, and information currently available to, management.
A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2006 Annual Report on Form 10-KSB.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

Risk Factors
An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, our Form 10-KSB for the year ended December 31, 2006, including our financial statements and the related notes, and our prior filings of Form 10-QSB before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks the Company faces. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment.
•	We need capital to avoid insolvency, sustain our operations and grow our business.

•	Our near-term financial performance depends on the success of our strategic relationships with a small group of customers and customer prospects.

•	We expect that almost all the recurring revenue we project for the remainder of 2007 and 2008 will relate to products under development that we have not yet sold in volume to customers. As a result, we have limited visibility regarding the length of our sales cycle, which makes projecting revenue difficult and could otherwise adversely affect our business.

•	Our success depends on our ability to generate recurring revenue streams, which depends in large part on our customers’ ability to scale their sales and marketing efforts.

•	The volatility of our stock price could subject us to an increased risk of securities litigation.

•	The market in which we operate is highly competitive, which could adversely affect our ability to meet our financial objectives.

•	Our current weak financial position may deter potential customers and strategic relationships; may compromise our ability to attract additional investment funds and may deter our vendors from continuing to provide commercial terms of credit.

•	We have a history of losses, expect to incur additional losses in the future and may not be able to achieve or sustain profitability.

•	We will likely need to enter into additional strategic relationships to meet our customer needs.

•	To meet our financial objectives, we must grow rapidly. If we are unable to manage this growth, we could incur costs that could adversely affect our operating results and financial condition.

•	If we overestimate customer demand, we may increase our cost structure unnecessarily.

•	Although we are not targeting the supply chain RFID market, public perceptions of the viability of RFID applications in the supply chain could adversely affect acceptance of RFID in the vertical markets we are targeting.

•	Widespread adoption of our RFID solutions depends on many factors including declines in selling prices for RFID tags such as Hitachi’s µ-Chip tag.

•	Our products are new and evolving and our business model is unproven, which makes it difficult to evaluate our current business and future prospects.

•	Some of our products are part of larger solutions that are offered to end customers, and we must work with third parties to ensure that our products inter-operate correctly.

•	If our products and systems do not meet our customers’ needs or otherwise malfunction, our business will be adversely affected.

•	Fluctuations in quarterly and annual operating results may adversely affect our business, and these fluctuations make evaluating our business difficult.

•	If we are unsuccessful in developing and introducing new products and enhancements, we may be unable to meet our financial goals.

•	Our GenuDot™ System is a closed loop application for product authentication, meaning it intentionally does not comply with the EPCglobal standards and is not intended to work with third party readers. This could adversely affect market acceptance of the GenuDot System.

•	We rely on patents, trademarks, licenses, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect our intellectual property.

•	We do not own several key technologies that we are developing for third parties such as Hexion Specialty Chemicals, Inc., which may make us a less attractive acquisition candidate.

•	We may need to license RFID-related patents from third parties, and we may not be able to obtain these licenses on acceptable terms, or at all.

•	We may become subject to intellectual property infringement claims and other litigation that might be costly to resolve and, if resolved adversely, may harm our business.

•	Complying with applicable governmental regulations could adversely affect our ability to sell our products and impair operating results.

•	We expect to depend on a limited number of suppliers and assemblers of our products.

•	We expect to rely on third party manufacturers.

•	If unauthorized access is obtained to our customers’ data as a result of our products, including through breach of security measures or unauthorized encoding of RFID tags, we could be subject to related legal claims, and customers may curtail or stop their use of our products, which would harm the business, operating results and financial condition.

•	Privacy concerns relating to elements of RFID technology could damage our reputation and deter current and potential customers from using our products and systems.

•	We depend on key personnel, including our chief executive officer, chief operations officer, and chief financial officer to manage our business effectively. If any of these executives departs, or if we are unable to hire, retain or motivate qualified personnel, we will have trouble meeting our financial goals.

•	Complying with Section 404 of the Sarbanes-Oxley Act, which we must do in connection with our financial statements for the year ending December 31, 2007, will entail substantial cost, expense, effort, and management distraction.

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

•	Until recently, no members of our board of directors were independent within the meaning of federal securities laws.

•	The costs of being a public company can be significant given the size and resources of the Company.

•	Our stock is not listed on a major stock market.

•	If securities or industry analysts do not publish research or reports about us, we may not be able to generate significant trading volume in our stock.

•	Future sales of shares by existing stockholders, directors and employees or perceptions of these sales, could cause the stock price to decline.

•	Dilution aspects related to our current and future financing activities is likely to be substantial.

•	Our continuing operations depend on obtaining commercial credit terms from our vendors.
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
Overview
Our business model is primarily focused on furthering the operations of our wholly owned subsidiary AirGATE Technologies, Inc., a Texas corporation (“AirGATE”). We believe we are a leading end-to-end solution provider specializing in wireless technologies, including radio frequency identification (RFID), surface acoustic wave (SAW), ultra-wideband (UWB), and 802.15.4 low power mesh technologies for the business-to-business customer worldwide. The Company is focused on these technologies to deliver products and services in vertical markets that differ from the traditional RFID supply chain model. The Company delivers wireless solutions in these selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. Management believes that this strategy will facilitate rapid market penetration and maximum return on investment.

The Company is dedicated to the development and acquisition of leading-edge wireless technologies, which we believe enables our Company to market products and services of unsurpassed convenience, performance, reliability and value. AirGATE is based in Allen, Texas and is a founding member of the RFID Hub of Dallas/Ft. Worth. As RFID continues to expand, we believe AirGATE is well positioned to exploit its opportunities.
To capture near term revenues, AirGATE has focused its expertise on closed-loop applications in vertical markets. Closed-loop applications do not depend on inter-operability or compatibility with other vendors or technologies as is required in the global supply chain. Because closed-loop applications are intrinsically results-oriented and are not dependent on EPCglobal RFID standards or factors outside of AirGATE’s control, the time to market and revenue for AirGATE is ultimately shorter and more controllable. AirGATE aims to partner with the dominant customer in the chosen vertical market to sell AirGATE’s applications to that market. AirGATE has identified the oil and gas industry as one of the largest potential adopters of closed-loop RFID and wireless applications. Oil companies are spending money to improve production and efficiencies. Closed loop systems are adopted because they provide justification in terms of costs savings, improved decision-making or other benefits. AirGATE’s business plan is based on creating long term, stable, recurring revenues through its customer partners.
The Company had anticipated that recurring revenue streams would begin for its RFID-enabled correctional facility phone, identification products and its down hole drilling products during 2007. Because of manufacturing related issues, this target date is later than had been originally anticipated. In late 2006, the Company expected to begin installation and receive recurring revenues from its customer for collect phone calls made using our RFID-enabled prison phone system. However, our customer required a re-design of a part of the component. This re-designed component has now been tested and our customer is completing the required programming. Management now expects customer installation in correctional facilities in the first quarter of 2008 and recurring revenues to begin shortly thereafter. At our request, our customer has also assigned a senior executive to oversee the project. The Company had expected to deliver the first down-hole tool to Hexion by end of the 3rd quarter of 2007. Many of the components of the tool are custom-made and one-of-a-kind; and because of the dramatically increased activity in the oil industry, are subject to potential delays in delivery by the Company’s sub-contractors and machine shops. The first commercial tool for Hexion deployment is in assembly in Houston and is now scheduled for delivery in November 2007.
Stock Incentive Plan
In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan (the “2007 Plan”). The Board felt that the adoption of this plan would allow the Company to attract qualified talent to the organization and allow us to continue to maintain our current team. The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants. Under the 2007 Plan, the Company may grant options to purchase up to 6,000,000 shares of common stock. The exercise price of each option shall not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. During the nine months ended September 30, 2007, the Company granted options to most of its employees under this plan. The options generally vest over a four year service period.

The Company has included a charge as compensation expense for the current quarter relating to the Stock Incentive Plan. This non-cash charge is based on a valuation of the option grants utilizing financial models promulgated by accounting standards entities. As mentioned in the notes to the financial statements, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, do not affect the cash flow of the company and have a significant affect on reported earnings.
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
The Company generated revenues of $345,514 and $240,774 in the three months ending September 30, 2007 and 2006, respectively. The increase in sales was due to expanded project development contracts.
Research and development cost increased from $156,947 in the third quarter of 2006 to $303,702 in the same comparable period of 2007 in support of the ramp up to development completion of the first Hexion tool; and new oil field applications utilizing SAW and UWB. We expect our cost of operations to grow significantly, consistent with our expected increased revenue toward our pursuit of additional contract development.
Sales and marketing expenses increased from $7,885 in the third quarter of 2006 compared to $46,706 in the third quarter of 2007. The increase was largely a result of additional advertising, added sales staff and marketing related to the effort to capture additional revenue. We expect to continue sales and marketing efforts consistent with achieving substantial increases in revenue.
General and administrative expenses increased from $457,751 in the third quarter of 2006 to $719,074 in the same comparable period of 2007. The increase is due in part to fund-raising efforts causing an increase in legal and related fees as well as non-cash charges relating to our stock incentive program. We anticipate that professional fees will increase in the fourth quarter of 2007 and beyond in connection with Sarbanes –Oxley compliance requirements.
The Company’s interest expense increased from $53,132 for the three month period ending September 30, 2006 to $124,764 in the third quarter of 2007. The increase is primarily due to the amortization of a convertible note discount attributed for accounting purposes to a beneficial conversion feature which is a non-cash charge.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
The Company generated revenues of $1,360,422 and $890,672 in the nine months ending September 30, 2007 and 2006, respectively. The 52% increase in revenue is principally due to the continued development effort with the existing customer base and the considerable work effort on the Hexion tool. We expect revenues to decline in the short term but increase in 2008 as a result of additional development contract-related revenue, pilot project revenue from potential customers, and recurring revenue from royalties and other agreements.
Research and development cost increased from $566,193 in the nine months ended September 30, 2006 to $1,155,148 in the same comparable period of 2007 in support of the ramp up to development completion of the first Hexion tool; and new oil field applications utilizing SAW and UWB. We expect our cost of operations to grow significantly, consistent with our expected increased revenue toward our pursuit of additional contract development.
Sales and marketing expenses increased from $60,418 in the nine months ended September 30, 2006 to $149,167 in the comparable period of 2007. The increase was largely a result of additional advertising, added sales staff and marketing related to the effort to capture additional revenue. We expect to continue sales and marketing efforts consistent with achieving substantial increases in revenue.
General and administrative expenses increased from $1,053,183 in the nine months ended September 30, 2006 to $1,849,398 in the same comparable period of 2007. The increase is due in part to fund-raising efforts causing an increase in legal and related fees as well as non-cash charges relating to stock our stock incentive program.
The Company’s interest expense increased from $63,445 in the nine months ended September 30, 2006 to $365,897 in the comparable nine month period of 2007. The increase is primarily due to the amortization of a convertible note discount attributed for accounting purposes to a beneficial conversion feature which is a non-cash charge.
Liquidity and Capital Resources
During the third quarter of 2007, our operations were financed through operating activities, private placement sales of our common stock and a financing arrangement with La Jolla Cove Investors, Inc. At September 30, 2007, we had a working capital deficit of $897,311 due in part to the reclassification of a related party note now due in less than twelve months.
Our operations generated losses in 2006 and continue to generate losses in 2007. Our cash increased $347,991 during the nine months ended September 30, 2007 with operating activities using $1,012,772 of cash.
Cash flows from investing activities resulted in cash utilization of $4,737 for the nine months ended September 30, 2007 relating to furniture and equipment acquisitions.

Cash flows from financing activities for the nine months ended September 30, 2007 included proceeds of $1,117,500 from a private placement with accredited investors and $368,000 of net proceeds from a private convertible debenture arrangement with an accredited investor. We utilized $120,000 of cash to eliminate short term related notes payable. Net cash from financing activities was $1,365,500.
Our working capital requirements depend on many factors including timing of our product sales, contract extensions and securing of additional development contracts. If losses continue as we expect, we will have to obtain additional funds to meet our ongoing business requirements.
2007 PPM Financing
During the nine month period ended September 30, 2007, the Company raised funds under a private placement of its common stock (“2007 PPM”). As of September 30, 2007, the Company has raised approximately $1,117,500. The Company currently has no additional committed funding amounts.
In July of 2007, we amended the terms of our private placement offering by increasing the securities underlying each $25,000 unit to include 83,333 shares of our common stock per unit, with a warrant to purchase 83,333 shares of our common stock at $.60 per share and a warrant to purchase 83,333 shares of our common stock at $.84 per share to align our private placement offering with our current stock price. This amendment applies to all investors in our private placement offering.
Though there may be one or more additional closings subsequent to the third fiscal quarter, management is not planning on additional funding from the 2007 PPM. The Company intends to use the net proceeds from the offering, after deducting the costs associated with the offering, for debt reduction, sales expenses and general working capital. We have agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock and the warrants, and have extended this timing until the closing of our offering.
Convertible Debt Financing – Melissa Note
On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder. The principal balance of the note is $797,794 at September 30, 2007 and the Company has agreed not to draw any further amounts on this facility.
The Melissa Note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration, August 14, 2008. Because this Note is due within one year of September 30, 2007, the Note has been classified as a current liability. The Company has pledged 100% of the outstanding common stock of AirGATE. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the Melissa Note may be prepaid at any time without penalty.

Convertible Debt Financing – LCII Debentures
During the quarter ending September 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LCII”) providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6 1/4 % until converted or the expiration of their three year term.
The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the “Act”), which is at the Company’s option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company’s common stock. The variable number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. Provisions exist whereby the Company can prevent conversion if the trading price falls below specified levels. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.
In the event that the entire $400,000 of the convertible debentures is converted in concert with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company’s common stock over the term of the conversion process.
Other Financing
As disclosed in Form 10 QSB for quarter ended March 31, 2007, during the first quarter the Company paid in full two separate related party notes each in the amount of $60,000 along with interest thereon.

Going Concern
In connection with our Form 10-KSB for the year ended December 31, 2006, our Independent Registered Public Accountants included a paragraph in their opinion that referred to doubts about our ability to continue as a going concern. Several conditions and events cast doubt concerning the Company’s ability to continue as a going concern. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. The Company has taken steps to provide additional financing to the Company and is actively in discussions with a number of capital sources. While management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. Over 90% of the Company’s third quarter revenues are concentrated with a single customer.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 3 Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company and has evaluated the effectiveness of the Company’s disclosure controls and procedures as the end of the period covered by this report.
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
Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions. This lack of segregation may be deemed to be a material weakness. The Company will continue periodically assessing the cost versus the benefit of adding the resources that would improve segregation of duties. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations. Notwithstanding this fact, management believes that the financial statements are presented in accordance with Generally Accepted Accounting Principles in all material respects.
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
Changes in Internal Controls
Based on the evaluation as of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION
Item 1 Legal Proceedings
None
Item 2 Unregistered Sales of Equity Securities
2007 PPM
As previously disclosed on a Form 8-K filed by the Company on February 23, 2007, during the first quarter of 2007, we began selling units of our securities to accredited investors under a Private Placement Memorandum (“2007 PPM”). The Company has continued to sell these units through the second and third quarter of 2007. The units were issued without registration under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
Under revised terms of the offering, each $25,000 unit consisted of 83,333 shares of our common stock, a warrant to purchase 83,333 shares of our common stock at $0.60 per share exercisable for five years and a second warrant to purchase 83,333 shares of our common stock at $0.84 per share exercisable for five years. This reflects the amendments to our private placement described above in Part I, Item 2. Through September 30, 2007 the Company has raised $1,117,500 during the year with $417,500 attributable to the quarter ended September 30, 2007. This resulted in the issuance of 3,725,001 shares and 7,450,002 warrants for the nine month period with 1,391,668 shares and 2,783,336 warrants attributable to the third quarter. We have agreed to file registration statements with the Securities and Exchange Commission covering the shares of common stock and the warrants.
Convertible Debentures
During the quarter ending September 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LCII”) providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6 1/4 % until converted or the expiration of their three year term. The securities were issued without registration under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the “Act”), which is at the Company’s option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company’s common stock. The variable number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. Provisions exist whereby the Company can prevent conversion if the trading price falls below specified levels. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.
In the event that the entire $400,000 of the convertible debentures is converted in concert with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company’s common stock over the term of the conversion process.
The Company incurred debt related issuance fees of $32,000 in connection with this arrangement during the quarter ended September 30, 2007.
Item 3 Defaults Upon Senior Securities
None
Item 4 Submission of Matters to a Vote of Security Holders
None
Item 5 Other Information
None
Item 6 Exhibits
The following exhibits are furnished as part of this report or incorporated herein as indicated:
Exhibits

10.1	August 30, 2007 Entry into Material Definitive Contract with La Jolla Cove Investors, Inc.	Incorporated by reference to Form 8-K September 7, 2007 File No.: 002-41703

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE X-CHANGE CORPORATION
(Registrant)
DATE: November 13, 2007

By:	/s/ Michael L, Sheriff
Michael L. Sheriff
President, Chief Executive Officer, and Chairman (Principal Executive Officer)

DATE: November 13, 2007

By:	/s/ George DeCourcy
George DeCourcy
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	August 30, 2007 Entry into Material Definitive Contract with La Jolla Cove Investors, Inc.	Incorporated by reference to Form 8-K September 7, 2007 File No.: 002-41703

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included in this filing