Form 10KSB/A
period 2006-12-31
X-CHANGE CORP
filed 2008-04-14
CIK 54424

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment Number 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commissions file number 002-41703
THE X-CHANGE CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	90-0156146

(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
710 Century Parkway
Allen, TX 75013
(Address of principal executive offices) (Zip Code)
(972) 747-0051
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
Title of Class
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
State issuer’s revenues for its most recent fiscal year: $ 1,154,573
As of March 30, 2007, there were approximately 28,534,500 shares of our common stock outstanding, of which 21,634,500 were held by non-affiliates. The aggregate market value of our common stock (based upon the closing price on March 30, 2007) held by non-affiliates was approximately $11,898,975.
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): ☐ YES ☑ NO

The X-Change Corporation
AMENDMENT No. 1 ON FORM 10-KSB/A
For the Fiscal Year Ended December 31, 2006
EXPLANATORY NOTE
This amendment is being filed to restate The X-Change Corporation and Subsidiaries (the “Company”) financial statements for fiscal years ending December 31, 2005 and 2006. The restatement is required primarily to adjust the valuation estimates applied to stock based transactions during 2005 and 2006. The adjustments alter the accounting for the acquisition of AirGATE Technologies, Inc and numerous incidents of stock issuance for services.
In addition, the accounting for a certain debt instruments as described in footnote 4 to the financial statements herein has been altered to reflect a beneficial conversion feature. Additionally, the treatment of stock issued pursuant to a development contract has been revised as described in footnote 6. A minor adjustment has also been made regarding revenue recognition. Together these changes are intended to bring the financial statements into conformance with generally accepted accounting principles and use valuation methodologies sanctioned by the Securities and Exchange Commission.
No information in the original Annual Report on Form 10-KSB other than historical statements contained in the specific sections identified above is amended hereby as a result of the restatement. Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with the original Annual Report on Form 10-KSB for the year ended December 31, 2006 and our periodic filings made with the SEC subsequent to the date of the filing of that original Annual Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-KSB.

THE X-CHANGE CORPORATION
FORM 10-KSB

In this report, the terms “we,” “our” and “us,” refer to The X-Change Corporation and its direct and indirect wholly owned subsidiaries, including AirGATE Technologies, Inc., which we refer to as “AirGATE.”

CAUTIONARY STATEMENTS
Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1933, as amended. Actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical fact. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify forward-looking statements.
Forward-looking statements in this report include statements regarding:
•	our belief that our revenues will increase significantly in 2007;

•	our expectations related to our strategic relationships with Hitachi, Hexion Specialty Chemicals, Inc., Carinthian Tech Research, SECURUS Technologies, Inc. and Graco Children’s Products, Inc.;

•	our expectations regarding the capabilities of our products such as our GenuDot™ System and the down-hole tool we are developing with Hexion;

•	our expectations regarding our cash needs;

•	our expectations regarding the completion of our private offering;

•	expected trends in our cost of operations, consulting expenses, general and administrative expenses;
Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including the risks described elsewhere in this report under the heading “Risk Factors.”
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
AirGATE is focused on RFID applications in vertical markets that do not depend on RFID standards bodies, such as EPCglobal, Wal-Mart mandates or other factors outside our control. We believe that the following industries that will drive RFID expenditure over the next three years are:
•	healthcare and pharmaceutical;

•	retail and consumer packaged goods;

•	oil and gas;

•	automotive;

•	technology manufacturing/production.
Within these industries, we believe there are four RFID tagging application categories:
•	product authentication;

•	anti-counterfeiting;

•	work-in-process in the manufacturing sector;

•	high value inventory management and asset tracking;

•	real-time location systems; and

•	remote sensors
Revenue Opportunities:
In order to exploit the various markets, AirGATE explores and researches new technologies for inclusion into our product offerings. The products that we choose will be in line with our vision of total solutions generating good customer ROI and recurring revenue.
AirGATE has derived its historical revenue primarily from RFID application development contracts with companies such as SECURUS Technologies, Inc., Graco Children’s Products, Inc. and Hexion Specialty Chemicals, Inc. However, we believe the key to our success is generating long term, stable, recurring revenues. We expect our revenue to increase significantly during 2007 compared to 2006 as a result of additional development contract-related revenue, pilot project revenue from potential customers and recurring revenue from royalty and other agreements. We expect that, during 2007, we will generate pilot project or recurring revenue from the following opportunities:
•	a product-authentication system we are developing using Hitachi’s µ-Chip (pronounced mu-chip) RFID tag;

•	a down-hole tool we are developing for Hexion Specialty Chemicals, Inc. for use in the oil and gas exploration and development;

•	reselling SAW-based RFID systems developed by Carinthian Tech Research of Austria that utilize AirGATE software and application systems;

•	a RFID-enabled system we are developing for SECURUS Technologies, Inc. that enables SECURUS and correctional facilities to keep track of prisoners’ collect telephone calls; and

•	a child safety seat we are developing for Graco Children’s Products, Inc., a Newell Rubbermaid company.

Product Authentication — Hitachi µ-Chips and our GenuDot™ Systems. In February 2007, we announced our new GenuDot System, a RFID-based product authentication system that utilizes the µ-chip provided by Hitachi America, Ltd., a subsidiary of Hitachi, Ltd., as well as high frequency, standards-based RFID tags. This system will provide authentication and chain of custody for branded items, critical parts, consumer goods and pharmaceuticals subject to counterfeiting and diversion, and high-value documents, such as premier event tickets, using Hitachi’s µ-chip RFID tag and AirGATE-developed readers and database. We currently have a prototype of the GenuDot System and expect initial commercialization in June 2007.
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
The GenuDot system is based on secure technology and the Hitachi mu-chip, the world’s smallest RFID tag. Unlike other RFID tags, it cannot be cloned and operates at 2.45 GHz., a worldwide frequency. Each tag carries its own ID unique to the GenuDot solution. We expect that:
•	GenuDot will also support ISO 14443 tags at 13.56 MHz. for additional flexibility and application;

•	the GenuDot system will provide an end-to-end, highly secure product authentication solution that includes readers, software and a database;

•	the GenuDot System readers will be intelligent and able to operate in standalone or network ready mode with automatic provisioning and recovery after power or network failure;

•	that all readers will include an integrated two line display for visual authentication.
The ScanCheck™ 100 is the basic standalone reader; the ScanCheck 200 is a desktop reader that can operate standalone or as a member of a network without a controller; and the ScanCheck 500 is a battery-operated handheld with all of the features of the intelligent desktop unit. The feature-rich ScanCheck Server can manage up to 2,500 ScanCheck readers with complete configuration and database support. All units feature user-friendly drag-and-drop interfaces and AirGATE’s Global Authentication Protocol™.
We anticipate that a significant portion of our 2007 revenue will be derived from our relationship with Hitachi through our GenuDot System. We are currently discussing this opportunity with several potential customers.
Oil and Gas Applications — Hexion. We are working with Hexion Specialty Chemicals, Inc. to develop a unique down-hole tool designed to operate in the extreme temperature of the well borehole environment. We expect the tool to be used to evaluate and improve production in oil and gas wells, including both new and previously drilled wells. We have a prototype of this product and expect initial commercialization in July 2007. When the product is complete, we expect Hexion to market and sell the product to its customers. Our agreement with Hexion provides that we will receive a 7.5% royalty on each use of the technology by Hexion customers for a period of seven years from date of commercialization, and we also expect to receive compensation for analyzing the data produced. In addition to development revenue related to the arrangement described above, we expect to generate royalty income revenue from our Hexion relationship during 2007.
Surface Acoustic Wave (SAW) Technology — Carinthian Tech Research of Austria. We are the exclusive North American SAW system reseller for Carinthian Tech Research of Austria. The basic SAW device is a thin metal film structure deposited on top of a piezoelectric crystal substrate with no power supplies. It reflects radio signal based on the pattern etched onto its surface. These reflections can be de-coded into data. In addition to RFID, SAW devices make very accurate temperature sensors. The devices work well in harsh environments as well as in the presence of liquid and metals. We are one of a handful of companies delivering SAW RFID systems for harsh environments, long read range and temperature sensing. We have delivered development systems to Intel, 3M, NASA-Johnson Space Center, Weatherford International and the U.S. Navy, among others. We expect to generate revenue from resale of these SAW development systems and commercialization of some of these development opportunities during 2007.

Law Enforcement — SECURUS Technologies, Inc. We have an agreement with SECURUS Technologies, Inc. under which we will provide RFID-enabled wrist bands for inmates and a RFID scanner for installation within SECURUS’ telephone systems. The scanner reads the inmate identification from the inmate wristband when a collect phone call is made and positively identifies the inmate caller. We believe this technology will help SECURUS minimize write-offs of collect call charges. We expect to average 3¢ to 5¢, but not less than 1¢, per phone call for SECURUS’ use of this technology. SECURUS has contracts with 3,100 correctional institutions; managing over 120,000 phones and 20,000,000 collect calls per month. We expect to generate royalty revenue from this relationship in 2007.
Safety Applications — Graco Children’s Products, Inc. We are developing, for Graco Children’s Products, Inc., a patent-pending child safety seat that uses RFID and other wireless technologies in to determine the status of the seat buckle — buckled or unbuckled — on a child safety seat or booster seat when a child is in the seat. We have completed a prototype of the system and have signed an agreement with Graco pursuant to which we will receive a royalty for each seat shipped with this technology. We expect to generate revenue from this arrangement in 2007.
Strategic Relationships:
We primarily sell and market our products through and in connection with our strategic relationships. AirGATE has dedicated significant time and resources during the last two years to developing and establishing strategic relationships with participants in the oil and gas, retail, government and manufacturing industries. Our marketing strategy with these potential relationships focuses on our ability to offer customized closed loop solutions that are not as dependent on global industry trends, such as the Wal-Mart RFID initiative. Also, these closed-loop applications frequently involve complementary technologies in SAW, mu-chip, and wireless 802.15.4 (Zigbee) sensor networks in addition to RFID. We believe that these additional technologies reduce AirGATE’s sole dependence on RFID and expand AirGATE’s application solution base and intellectual property. Our strategic partners benefit from the extensive capital, time and effort that we have invested to develop the technical expertise, industry relationships and operational infrastructure to deliver these solutions to our customers’ base of potential users. Key strategic relationships include our relationships with Hexion, Hitachi, Carinthian Tech Research, SECURUS and Graco. AirGATE attempts to obtain the most preferential contract and be the preferred technology provider with each of its strategic relationships.
The sales cycle to initial revenues from these strategic relationships is typically three to six months. AirGATE’s business development personnel and senior executives are involved in the solicitation and development of these relationships and the sales and promotion of AirGATE’s solutions within the targeted vertical markets. The sales process ranges from an initial introduction to our products and solutions, to execution of a master contract governing our relationships to continued growth of the relationship leading to recurring revenue streams for AirGATE.
Sales and Marketing:
We expect to work closely with Hitachi on the sales and marketing of the GenuDot system. We believe that Hitachi’s reputation and relationships will increase our visibility and credibility. Eventually, we plan to use channel relationships such as IBM Global Services, EDS and Accenture to handle sales of the GenuDot system to large organizations, although we do not currently have any of these relationships. We expect that these channel relationships would also manage deployment of our GenuDot system to large organizations. We also are directly marketing the Carinthian Tech Research SAW systems that we resell. We are currently “seeding” the market with development systems, and we have provided these systems to potential clients such as NASA-Johnson Space Center, the U.S. Navy and Weatherford International. We believe that any one of these seeded development systems, when commercialized, could represent a significant opportunity. We expect that Hexion, SECURUS and Graco will manage the sales and marketing of our oil and gas applications, law enforcement technology and safety applications, although there are no contractual obligations requiring them to do so.

Intellectual Property:
We are currently involved in several research and development projects with our strategic relationships that we believe will result in patented technology. Because of our strategic partners, we generally expect that we will transfer ownership of these patents and the related technology to the strategic partner, as we have done in connection with our relationships with Hexion and Graco. However, we typically expect to retain a royalty free license to use the co-developed technology outside of each partners’ exclusive market.
We have also invested in building the “AirGATE” trade name and product trade name, which we expect to use as a co-branding tool with our strategic relationships.
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
Competition and Competitive Advantage:
We have a number of competitors. In the wireless authentication market, we compete with Texas Instruments’ Authentication Products, Authentix and others. In the down-hole tool market, we compete with other providers of solutions for improving production techniques, including Pinnacle, Schlumberger and providers of micro-seismic technology. In the SAW technology market, we compete with other providers of SAW technology, including RFSaw, Inc. and Siemens. Some of these competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, consolidation in the RFID industry could intensify the competitive pressures that we face by creating more formidable competitors. Many of our existing and potential competitors may be better positioned to acquire other companies, technologies or products.
AirGATE’s major competitive advantage is its technical expertise in RF, wireless and RFID application development and integration. We believe we have built a solid reputation within vertical industries. AirGATE has assembled a superior management and development team with decades of business and engineering experience in the telecom, wireless and database industries. We have a “can do” corporate philosophy that attracts clients seeking difficult technical solutions. This is validated by the strategic relationships we have developed, such as our relationships with Hexion Specialty Chemicals, Inc., SECURUS technologies, Inc., Graco Children’s Products, Inc. and Hitachi America, Ltd.
Manufacturing:
AirGATE’s expertise is in proof of concept, prototype and commercialization. We expect to rely on third parties for virtually all manufacturing and sub-assembly related to our solutions.
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
Our dependence on Hitachi America, Ltd. In February 2007 we announced our GenuDot System, an authentication system that incorporates Hitachi’s µ-chip. We expect to generate a significant portion of our 2007 revenue through sales of these GenuDot Systems. However, although we have a prototype of the GenuDot System completed, we do not expect initial commercialization of this project until June 2007. Furthermore, we currently do not have any agreements with customers to purchase any of these GenuDot Systems, although we are involved in several high-level discussions with potential customers. If and when we do sign up customers, even potentially large customers will probably start with smaller purchases and pilot programs before ramping to more significant volumes. Furthermore, our success depends in large part on Hitachi’s willingness and ability to support its µ-chip and, in particular, our GenuDot System. If we are unable to generate significant revenue from our GenuDot System in 2007, we likely will not meet our revenue projections for 2007. Furthermore, increasing revenue from our GenuDot System requires Hitachi’s support and cooperation. If Hitachi is unable or unwilling to scale µ-chip production to meet the projected increased demand, our ability to meet our revenue projections will be adversely affected.

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
Our dependence on Carinthian Tech Research of Austria. We expect to generate revenue in 2007 by reselling SAW-based RFID systems in North America for Carinthian Tech Research, an Austria-based company. Although we have delivered deployment systems to several potential customers, we have not yet generated significant revenue from this relationship. There is no assurance that we will be able to effectively market and sell Carinthian’s systems in the United States. If revenue generated from our relationship with Carinthian does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected. Furthermore, even if demand for SAW-based solutions increases rapidly, we rely on Carinthian to provide these solutions to us. If Carinthian is unable to scale its production to meet increased demand, our ability to meet our revenue projections may be harmed.
Our dependence on SECURUS Technologies, Inc. We expect to generate revenue in 2007 from our agreement with SECURUS Technologies, Inc. Under this agreement, we are to provide RFID-enabled wrist bands for inmates and related scanners to use within SECURUS’ telephone systems, and we expect to generate recurring revenue from use of the wrist bands and scanners by SECURUS customers. However, we are still developing this product, and there is no assurance that SECURUS will deploy this system within their telephone network in 2007 and thereafter. If revenue generated from our relationship with SECURUS does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected.
Our dependence on Graco Children’s Products, Inc. We expect to generate revenue in 2007 from the child safety seat technology that we are developing for Graco. However, the magnitude of this revenue depends on the number of child seats that Graco sells that include the technology we are developing. Graco is not required to include our technology in its seats and, if it does include the technology, there are no assurances that the safety seats will sell in volumes that are sufficient to generate meaningful revenue for us. If revenue generated from our relationship with Graco does not meet our expectations, our ability to meet our 2007 revenue projections will be adversely affected.
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
Authentication Applications. We believe we have a significant opportunity, through our GenuDot System, to capitalize on the market’s need for secure and reliable authentication technology. However, there is no assurance that potential customers, such as casinos, pharmaceutical companies and companies that rent or sell DVDs, CDs and computer games, will pursue RFID strategies to meet their authentication needs. These customers may believe that RFID technology is either too complex or too expensive to meet their objectives and may decide that the status quo or alternative technologies are more cost-effective. If potential customers do not embrace RFID authentication strategies as rapidly or to the extent that we expect, our ability to meet our financial objectives will be harmed.

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
SAW Technologies. We expect to generate revenue by reselling Carinthian Tech Research’s SAW-based RFID systems in North America. We believe that SAW technology has several advantages compared to chip-based RFID systems, such as longer read ranges and the ability to function in proximity to metal and liquid. However, there is no assurance that potential customers will adopt SAW-based solutions on a widespread basis or that, if they do, they will choose Carinthian’s solutions. In this case, our ability to meet our financial objectives will be harmed.
Law Enforcement. We are developing a system that includes RFID-enabled wristbands and third party manufactured scanners for SECURUS Technologies, Inc. to help track collect phone calls made by prisoners. To generate revenue from this arrangement, we need SECURUS to include our technology in their network of prison-based telephones. However, there is no assurance that SECURUS’ customers, which are primarily prisons and similar institutions, will demand our technology or that SECURUS will effectively market our technology to its customer base. As a result, our revenues from this arrangement could be less than we expect, which would adversely affect our ability to meet our financial objectives.
Safety Applications. We are developing wireless technology for a child safety seat for Graco Children’s Products, Inc. that indicates whether a safety buckle is fastened. The success of this product depends on both Graco’s willingness and ability to market and sell it as well as customers’ willingness to pay for the additional safety we believe this feature provides. If this feature is not adopted as quickly as we expect, our ability to meet our financial objectives will be harmed.
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
In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted, could result in substantial costs and a diversion of the management’s attention and resources.
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
We believe that, if demand for our GenuDot Systems increases as quickly as we expect, at some time during 2008 we may need to enter into a strategic relationship with a company such as IBM Global Inc., Accenture, Bearing Point or Unisys to help us provide GenuDot Systems to our customers, although we do not anticipate that any such relationship will be necessary for 2007. There are not assurances that we will be able to locate a strategic relationship on acceptable terms, or at all. Furthermore, we will rely on any such third party to meet our customers’ needs, and the third party’s performance will be, to some extent, outside of our control. If we are unable to locate an effective strategic relationship on acceptable terms, we may not be able to scale growth of revenue related to our GenuDot Systems as quickly as we expect.
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
In many of our target markets, adoption of RFID technology means purchasing and deploying vast amounts of RFID tags. For instance, a casino that chose to deploy our GenuDot System to combat counterfeiting would likely need to include a Hitachi µ-Chip tag in every casino chip. To make economic sense, then, the per-chip price will need to be very low. Average selling prices for passive RFID tags have declined rapidly in recent years, and we expect these declines to continue. For our customers to adopt our RFID solutions, we need these tag price declines to continue.
Our products are new and evolving and our business model is unproven, which makes it difficult to evaluate our current business and future prospects.
We expect our 2007 revenue to grow rapidly compared to 2006. However, because the markets we target are new and evolving, it is especially difficult to predict our revenue growth rate. For instance, our ability to hit our 2007 revenue target depends significantly on the development of a market for our GenuDot System, on the development of the market for the down-hole tool we are developing for Hexion and on resale of Carinthian’s SAW-based products. However, evaluating the development of markets for these products is difficult because they are so new. In the past, we and other industry participants have overestimated the RFID market size and overall growth rates, and it is possible that we are incorrectly evaluating the authentication market, the market for wireless-based down-hole tools and the market for SAW-based products. We expect that these visibility problems will continue for the foreseeable future. These factors make evaluating our prospects difficult, both with respect to our 2007 revenue opportunities and with respect to our prospects generally.
Most of our products are part of larger solutions that are offered to end customers, and we must work with third parties to ensure that our products inter-operate correctly.
Almost all of our products are components of solutions offered by us or third parties to end customers. For instance, Graco is incorporating our RFID technology into its child safety seat, and we are incorporating Hitachi’s µ-Chip into our GenuDot System. If we are unable to work with these parties to produce a product that works properly for the end customer and to market and sell the products effectively, our business model will not work.

If our products and systems do not meet our customers’ needs or otherwise malfunction, our business will be adversely affected.
Many of our customers have demanding specifications for quality, performance and reliability that must be met. This is particularly true in the case of the child safety seat we are developing for Graco Children’s Products, Inc. Our customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. We may also experience quality control problems with respect to these products that are combined with or incorporated into products from other vendors, such as Hitachi’s µ-Chip, or that are assembled by third-party subcontractors. These types of problems could adversely affect our business. In particular, a defect in the technology related to our child safety seat could result in substantial monetary damages, management distraction and bad publicity for us. Many of our agreements also include obligations to indemnify our customers and vendors for damages they incur related to flaws in our products. Furthermore, even if we do not have a technical indemnification obligation, we may decide to indemnify our customers for client relationship reasons. The costs we incur in correcting any product defects or errors may be substantial and could adversely affect our operating results.
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
Our GenuDot System for authentication is a closed loop system, meaning the Hitachi µ-Chip tags and the AirGATE readers and database that comprise the GenuDot System will not inter-operate with third party systems. We believe that this approach is necessary given the needs of the authentication market, as we believe open systems are easier to counterfeit, undercutting the entire rational of using RFID for authentication. Nevertheless, potential customers may not be willing to invest in our GenuDot System, which will not inter-operate with third party solutions, as it will entail a commitment to our solution that will be difficult to reverse. If this concern prevents customers from purchasing our GenuDot System, our ability to meet our financial goals will be adversely affected.

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
On several of our development projects, such as the down-hole tool we are developing for Hexion Specialty Chemicals, Inc., we do not own the underlying technology, and have transferred the intellectual property to Hexion. However, we have a license to use it outside of Hexion’s intended use.. We do not believe this will adversely affect our business model, but it is conceivable that we may be considered a less attractive acquisition candidate because we have transferred ownership of some of the technologies we are developing.
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
In addition to our major strategic relationships, such as our relationships with Hitachi, Hexion and Carinthian, we expect to rely on other third parties. For instance, we are incorporating third party-developed scanners in to our RFID systems for SECURUS, and we will rely on third parties to provide components of the down-hole tool we are developing with Hexion. This reliance involves risks, including limited control over the price, timely delivery and quality of such components. Our suppliers and manufacturers may become unable or unwilling to deliver these components at an acceptable cost or at all. If they are unable to fulfill their obligations properly, our ability to meet our customers’ needs may suffer. Manufacturing related issues of our subcontractors may also delay the beginning of our recurring revenue. To date, we have experienced manufacturing setbacks with our SECURUS and Hexion products that have delayed our anticipated launch date by a few months for each of these products.
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
Security breaches, particularly security breaches related to our GenuDot System, could expose us to litigation and possible liability, regardless of whether these breaches relate to products with our systems. If the customers’ security measures are breached as a result of third-party action, employee error, criminal acts by an employee, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation could be damaged, the business and prospects may suffer incurring significant liability.

Privacy concerns relating to elements of RFID technology could damage our reputation and deter current and potential customers from using our products and systems.
From time to time, concerns have been and are expected to continue to be expressed about whether RFID products compromise privacy rights. Concerns about the collection of information, identity theft or other privacy-related matters, even if unfounded, could damage our reputation and operating results, and could delay the development of the overall RFID industry. For example, California is currently considering legislation that would prohibit California public agencies from issuing identification cards containing RFID tags. In addition, other states have considered RFID regulation. As the RFID industry continues to evolve, federal, state, foreign or other governmental agencies may adopt increased RFID regulations. For example, the Federal Trade Commission, or FTC, held a workshop in June 2004 regarding the privacy issues involved with the use of RFID technology, and future regulation by the FTC is a possibility. The European Union is also considering the implications of RFID technology with regard to personal data collection. We believe increased regulation is likely in the area of privacy, and laws and regulations applying to the collection, processing or use of personal or consumer information could affect its customers’ ability to collect and use data, potentially reducing demand for our products.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past and may in the future discover areas of internal financial and accounting controls and procedures that need improvement. We expect significant growth in our revenue and expenses in the near term. As a result, we expect to hire additional finance personnel in order to implement and track our internal controls related to tracking this growth. There is no assurance that we will be able to find qualified people to fill these positions. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase the operating costs and could materially impair its ability to operate the business. In addition, investors’ perceptions that internal controls are inadequate or that we are unable to produce accurate financial statements may materially adversely affect the stock price.

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
Available Information
All reports we file electronically with the Securities and Exchange Commission, including this annual report on Form 10-KSB, our quarterly reports on Form 10-QSB, our current reports on Form 8-K, our proxy and information statements and other information and amendments to those reports filed, are accessible at no cost by contacting us. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Principal Market and Sales Prices for Common Stock: As of March 30, 2007, there were 28,534,500 shares of our common stock issued and outstanding. As of December 31, 2006, the outstanding shares were held of record by 164 active shareholders. Because brokerage firms hold a substantial number of shares in “street name” on behalf of their customers, we are unable to estimate the total number of stockholders represented by these record holders. As of March 26, 2007, there were no shares of our preferred stock issued or outstanding.
Our common stock is currently quoted on the OTCBB, under the trading symbol “XCHC.” The following table sets forth the range of the high and low bid prices per share of our common stock as reported by the NASD during the last two calendar years for the period indicated. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Fiscal Year		Fiscal Year
	2005		2006
	High	Low	High	Low
First Quarter	$2.35	$1.26	$0.705	$0.40
Second Quarter	$2.25	$0.48	$1.84	$0.34
Third Quarter	$0.88	$0.25	$2.76	$1.55
Fourth Quarter	$0.85	$0.30	$2.40	$0.71
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
•
In July of 2005, we issued 10,000,000 shares of our common stock to Michael Sheriff, our chief executive officer and director, in exchange for the outstanding stock of our wholly owned subsidiary AirGATE Technologies, Inc.

•	On of March 31, 2005, we issued 100,000 shares of common stock to an outside investor for $1.00 per share.

•	On January 5, 2006, we issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion.

•
During the first quarter of 2007 (up to March 30, 2007), we issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.

•	The following shares were issued to consultants of the Company in consideration of services rendered:
•	On January 11, 2005, we issued 1,120,000 shares of common stock;

•	On March 31, 2005, we issued 70,000 shares of common stock;

•	On November 11, 2005, we issued 20,000 shares of common stock;

•	After the AirGATE acquisition, we issued 650,000 shares of common stock to consultants of AirGATE Technologies, Inc.

•	On January 5, 2006, we issued 10,000 shares of common stock;

•	On May 1, 2006, we issued 30,000 shares of common stock;

•	On June 1, 2006, we issued 40,000 shares of common stock;

•	On June 14, 2006, we issued 12,500 shares of common stock;

•	On June 16, 2006, we issued 100,000 shares of common stock;

•	On July 10, 2006, we issued 30,000 shares of common stock;

•	On August 16, 2006, we issued 30,000 shares of common stock;

•	On September 1, 2006, we issued 30,000 shares of common stock;

•	On October 1, 2006, we issued 30,000 shares of common stock;

•	On October 26, 2006, we issued 200,000 shares of common stock;

•	On November 1, 2006, we issued 30,000 shares of common stock;

•	On December 1, 2006, we issued 30,000 shares of common stock, and

•	On December 31, 2006, we issued 80,000 shares of common stock.

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
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
Recently Issued Accounting Standards:
In February 2006, The FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.
In March 2006 the FASB issued SFAS No. 156 “ Accounting for Servicing of Financial Instruments — an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.
In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.
In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.
Management’s Discussion of Critical Accounting Policies:
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Management’s assumptions and estimates were based on the facts and circumstances known at December 31, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note 1 of the Notes to Financial Statements included in Item 7 of this report.
ITEM 7 FINANCIAL STATEMENTS
Attached as Exhibits hereto.

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
Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of the X-Change Corporation and its principal subsidiary, AirGATE Technologies, Inc., have concluded that the X-Change Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the X-Change Corporation in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no significant changes in the X-Change Corporation’s internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth all of our current directors and executive officers and their ages as of the date of this report.

Name	Age	Positions Held

Michael L. Sheriff	61	President, Chief Executive Officer and Chairman of the Board

Scott R. Thompson	44	Chief Financial Officer, Treasurer, Secretary, Director

H. David Friedman	61	Director
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
Executive Officers and Directors
Michael Sheriff, Chairman, President & CEO and Director
Michael Sheriff has been our president and chief executive officer and the chairman of our board of directors since July 2005. Mr. Sheriff has over thirty-seven years of experience in the computer, electronics and telecommunications industry. Before he founded AirGATE in 2001, Mr. Sheriff had previously been the founder of several companies, including Net Access Exchange, Inc., dba YPAY, an Internet media network that provided advertisers with a unique and compelling value proposition to reach consumers via the Internet through use of broadband-like rich media over dial-up connections, CyberQuest, a full-service Internet development company that focus edits efforts on Internet commerce in the business-to-business marketplace, Good Stuff Cheap (GSC), the first to pioneer market Internet-based retail sites, Action Fax International, Inc., which was one of the largest public fax networks in the world with locations in airports globally, and First National Computer Corporation, which was one of the largest PC rental firms in the United States. Mr. Sheriff’s other prior positions included senior sales, marketing and management positions with National Semiconductor, Northern Telecom, SYCOR, Inc. and SINGER.

Scott R. Thompson, Secretary, Treasurer, CFO, and Director
Scott R. Thompson has been our chief financial officer, treasurer and secretary and a member of our board of directors since the final quarter of 2004. After earning his Bachelor’s degree in Accounting in 1985 from the University of Denver, Mr. Thompson spent his early career in public accounting with the multi national accounting firm of Ernst & Whinney. Since 1993 he has focused his efforts in the real estate brokerage business including sales, sales management, finance, mergers and acquisitions, development, and marketing. Since 2001, Mr. Thompson has also been an owner and managing member for a capital management company specializing in alternative investments.
H. David Friedman, Director
H. David Friedman, a member of our board of directors since February 2007, has 30 years experience and has founded or co-founded and held board seats for nine companies, four of which were publicly traded. Mr. Friedman has held senior level management positions in Fortune 200 companies such as Motorola Communications, W.R. Grace, Litton Industries (telecom division) and U. S. Telephone Inc. (now Sprint). For the past three years, Mr. Friedman has worked with C5 Partners, a strategic consulting firm located in Dallas, Texas specializing in developing strategies, management and resources for companies with “high-growth” potential. Before that, Mr. Friedman managed The Friedman Group as Chairman and CEO.
Other Significant Employees
In addition to the executive officers and directors described above, we also have the following significant employees:
Kathleen K. Hanafan, Chief Operating Officer of AirGATE
Kathleen Hanafan, AirGATE’s chief operating officer since December 2006, has 20 years of executive experience driving revenues for both major corporations and highly successful niche-focused companies including VCampus Corporation, Onit Communications, Primedia Workplace Learning, BroadbandNow, Archstone Communities, Inc, and Telecommunications, Inc. She currently sits on the board of Onit Communications Inc. and other boards in various industries. Ms. Hanafan is also an advisory board member to an investment banking firm and a board member for a non-profit organization in preventive care for urban areas.
Karey Y. Daniels, Vice President of Finance and Controller
Karey Daniels, AirGATE’s vice president of finance and controller since December 2006, has 17 years of experience as a financial analyst and accountant. Prior to joining us, Ms. Daniels worked as vice president of finance for TRIO Industries, vice president of finance at Fibromamyalgia and Fatigue Center, Inc., director of finance & administration at Active Organics, Inc, controller for Fleming companies, senior financial analyst for Mentor Graphics, and controller for the Americas Business Unit for Texas Instruments. Ms. Daniels has an MBA from Southern Methodist University.
Ivan Chow, Chief Technical Officer and Sr. Vice President of Software Solutions
Ivan Chow, AirGATE’s chief technical officer and senior vice president of software solutions since October 2004, has over 16 years of technology experience. Prior to joining us, Mr. Chow founded a company called IP Communications, which developed a Voice IP gateway over the Internet. Prior to IP Communications, Mr. Chow served as Engineer for Sprint and developed a middleware system called Distributed Computing Architecture (DCA). Mr. Chow’s has also worked for the Super Conducting Super Collider.

Compliance with Section 16(a) of the Exchange Act
Based on our review of filings with the Securities and Exchange Commission:
•	Mike Sheriff and Scott Thompson did not timely file their Form 3s as required by Section 16(a) of the Exchange Act, although such forms have now been filed;

•	Mike Sheriff has not yet filed a Form 4 as required by Section 16(a) of the Exchange Act in connection with the following transfers of his shares of common stock;

•
Mike Sheriff has not yet filed a Form 4 as required by Section 16(a) of the Exchange Act in connection with the transfer of shares of common stock to him in connection with our settlement with James E. Flowers described under Item 3 — Legal Proceedings;

•	H. David Friedman, who became a director in February, has not yet filed his Form 3; and

•	Robert Barbee, one of our former directors, did not file a Form 3.
Audit Committee Financial Expert
We do not have an audit committee or an “audit committee financial expert” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. Like many small companies, it is difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant.
Code of Ethics
We have not yet adopted a code of ethics for our officers, directors or employees, however, the Company does maintain an Employee Manual addressing these issues.
ITEM 10 EXECUTIVE COMPENSATION
Our by-laws authorize our board of directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director’s expenses for attending each meeting of our board of directors. As of the date of this report, no salaries or other compensation, including stock options, have been paid to any of our board of directors, individually or as a group.

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our principal executive officer and principal financial officer in the two most recent fiscal years. We do not have any other executive officers.
Summary Compensation Table

							Change in
							Pension Value
							and
							Nonqualified
Name and						Non-equity	Deterred
Principal				Stock	Option	Incentive Plan	Compensation	All other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Michael Sheriff, CEO	2006	$125,000	—	—	—	—	—	—	$125,000
	2005	109,167	—	—	—	—	—	—	109,167

Scott Thompson, CFO	2006	60,000	—	—	—	—	—	—	60,000
	2005	25,000	—	—	—	—	—	—	25,000

Robert Barbee, VP of Operations	2006	120,000	—	—	—	—	—	—	120,000
	2005	48,500	—	—	—	—	—	—	48,500
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership as of March 26, 2007, of our common stock by:
•	each person who, to our knowledge, is the beneficial owner of more than five percent of our common stock;

•	each director and executive officer of the X-Change Corporation; and

•	all of our directors and officers as a group.
Information relating to beneficial ownership of the X-Change Corporation is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investing power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the current date (although none of the persons identified below hold any such rights).

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Class

Michael Sheriff	6,650,000	23.31%

Scott R. Thompson	250,000	0.88%

H. David Friedman	0	0.00%

Frank Kwong	1,540,000	5.40%

All directors and officers as a group (3 persons)	6,900,000	24.18%

(1)	Based upon 28,534,500 shares of our common stock outstanding on March 30, 2007.
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
ITEM 13 EXHIBITS

Exhibit No.	Exhibit Name

3.1	Articles of Incorporation (To be filed on a future Current Report on 8-K.)

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 included with our Current Report on Form 8-K filed with the SEC on January 30, 2002.)

3.3	By-Laws (To be filed on a future Current Report on Form 8-K.)

4.1	Specimen of common stock Certificate — previously filed.

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

Exhibit No.		Exhibit Name

10.3		Form of Registration Rights Agreement, Private Placement (Incorporated by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.4		Form of $1.50 Warrant Agreement, Private Placement (Incorporated by reference to Exhibit 10.3 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.5		Form of $2.00 Warrant Agreement, Private Placement (Incorporated by reference to Exhibit 10.4 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.)

10.6	*
Memorandum of Understanding, dated December 3, 2004, between AirGATE Technologies and Hexion Specialty Chemicals (formerly Borden Chemical Inc.) (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.7	*
Phase II of Memorandum of Understanding, effective January 3 2006, between AirGATE Technologies and Hexion Specialty Chemicals (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.8	*
First Amendment to Memorandum of Understanding, dated September 12, 2006, between AirGATE Technologies and Hexion Specialty Chemicals Chemicals (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.9	*	Development Agreement, dated October 26, 2006, between AirGATE Technologies and Graco Children’s Products, Inc. (a unit of Newell Rubbermaid, Inc.)

21.1	*	List of subsidiaries

31.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with original Form 10KSB April 6, 2007

**	Filed Herewith

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:

Service	2005	2006
Audit Fees	$14,600	$14,340
Audit-Related Services	—	—
Tax Fees	130
All Other Fees	—	—

Total	$14,730	$14,340

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

THE X-CHANGE CORPORATION (Registrant)
Dated: April 10, 2008	By:	/s/ Michael L. Sheriff
Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2008	By:	/s/ George DeCourcy
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

31.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed Herewith

The X-Change Corporation
-:-
INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT
December 31, 2006 and 2005

ROBISON, HILL & CO.	CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
The X-Change Corporation
(A Development Stage Company)
We have audited the accompanying consolidated balance sheets of The X-Change Corporation as of December 31, 2006, and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006, and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2006, and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

\s\ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
April 4, 2007 except for footnotes 4, 6 and 11
for which the date is April 8, 2008

THE X-CHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	December 31
	(Restated)
	2006	2005
ASSETS
Current Assets:
Cash	$1,955	$5,847
Deposits	15,885	10,270
Prepaid Expenses	61,000	—
Accounts Receivable	119,053	—
Employee Advances	—	338

Total Current Assets	197,893	16,455

Fixed Assets
Computer Equipment	36,082	12,396
Furniture and Fixtures	64,845	30,174
Less Accumulated Depreciation	(31,918)	(11,371)

Total Fixed Assets	69,009	31,199

Other Assets
Net Assets of Discontinued Operations	—	10,221

Total Other Assets	—	10,221

TOTAL ASSETS	$266,902	$57,875

LIABILITIES
Current Liabilities:
Accounts Payable	$297,557	$103,253
Accrued Expenses	139,932	11,414
Deferred Revenue	27,000	—
Short Term Related Party Payable	120,000	—

Total Current Liabilities	584,489	114,667

Long-Term Liabilities:
Long-Term Related Party Payable	797,794	155,742
Less: Convertible Note Discount	(629,331)	—

TOTAL LIABILITIES	752,952	270,409

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Par Value $.001, Authorized 10,000,000 Shares, none Issued at December 31, 2006 and December 31, 2005	—	—
Common Stock, Par value $.001, Authorized 100,000,000 Shares, Issued 27,764,500 and 26,712,000 at December 31, 2006 and December 31, 2005	27,765	26,712
Paid-In Capital	11,717,497	9,870,399
Retained Deficit	(12,231,312)	(10,109,645)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(486,050)	(212,534)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$266,902	$57,875

The accompanying notes are an integral part of these financial statements

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	(Restated )
	2006	2005

Revenues	$1,130,308	$414,203
Costs of Operations	333,953	158,866

Net Operating Income	796,355	255,337
Expenses
Advertising	53,045	29,871
Consulting	199,486	216,500
General & Administrative (including goodwill impairment charge of $6,690,000 in 2005)	1,606,260	9,283,016
Salaries	877,181	347,493

Net Income (Loss) from Continuing Operations	(1,939,617)	(9,621,543)

Other Income (Expense)
Interest Expense	(171,861)	(26,942)
Interest Income	32	195

Total Income (Loss) from Continuing Operations	(2,111,446)	(9,648,290)

Discontinued Operations
Net Income (Loss) from Discontinued Operations	(8,029)	207,192
Loss from Disposal of Discontinued Operations	(2,192)	—

Total Income (Loss) from Discontinued Operations	(10,221)	207,192

Net Income (Loss)	$(2,121,667)	$(9,441,098)

Earnings per Share from Continuing Operations	$(0.08)	$(0.46)

Earnings per Share from Discontinued Operations	$—	$0.01

Weighted Average Shares Outstanding	27,399,500	20,835,077

The accompanying notes are an integral part of these financial statements

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Restated for 2005 and 2006

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2004	—	$—	14,752,000	$14,752	$653,283	$(668,547)

Shares issued for consulting	—	—	1,120,000	1,120	2,014,880	—
Shares issued for cash	—	—	100,000	100	99,900	—
Shares issued for consulting	—	—	70,000	70	139,930	—
Shares exchanged for AirGate	—	—	10,000,000	10,000	6,515,576	—
Shares issued for consulting	—	—	650,000	650	434,850	—
Shares issued for consulting	—	—	20,000	20	11,980	—
Net Income (Loss)	—	—	—	—	—	(9,441,098)

Balance at December 31, 2005	—	—	26,712,000	26,712	9,870,399	(10,109,645)

Shares issued for consulting	—	—	10,000	10	5,990	—
Shares issued for Hexion cost obligation	—	—	500,000	500	289,500	—
Adjusment for Convertible Note Feature	—	—	—	—	756,950	—
Shares issued for consulting	—	—	30,000	30	14,970	—
Shares issued for consulting	—	—	40,000	40	17,960	—
Shares issued for consulting	—	—	12,500	13	7,988	—
Shares issued for consulting	—	—	100,000	100	59,900	—
Shares issued for consulting	—	—	30,000	30	49,470	—
Shares issued for consulting	—	—	30,000	30	72,870	—
Shares issued for consulting	—	—	30,000	30	76,470	—
Shares issued for consulting	—	—	30,000	30	68,370	—
Shares issued for consulting	—	—	200,000	200	289,800	—
Shares issued for consulting	—	—	30,000	30	41,970	—
Shares issued for Settlement	—	—	(100,000)	(100)	100	—
Shares issued for consulting	—	—	30,000	30	28,470	—
Shares issued for consulting	—	—	30,000	30	24,870	—
Shares issued for consulting	—	—	50,000	50	41,450	—
Net Income (Loss)	—	—	—	—	—	(2,121,667)

Balance at December 31, 2006	—	$—	27,764,500	$27,765	$11,717,497	$(12,231,312)

The accompanying notes are an integral part of these financial statements

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW

	For the Year Ended
	December 31,
	(Restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,121,667)	$(9,648,290)
Adjustments to reconcile net loss to net cash Provided by operating activities:
Depreciation	20,547	7,364
Stock Issued for Services	801,200	2,602,500
Hexion related costs satisfied with stock	290,000	—
Loss on Disposal of Discontinued Operations	8,029	—
Amortization of convertible note discount	127,619	—
Impairment Charge to Goodwill	—	6,690,000
Change in Operating Assets and Liabilities:
(Increase) Decrease in Employee Advances	338	(338)
(Increase) Decrease in Accounts Receivable	(119,053)	—
(Increase) Decrease in Prepaid Expenses	(61,000)	—
(Increase) Decrease in Deposits	(5,615)	(7,770)
Increase (Decrease) in Accounts Payable	194,304	77,439
Increase (Decrease) in Accrued Expenses	128,518	11,414
Increase (Decrease) in Deferred Revenues	27,000

Net Cash Used in Continuing Operations	(709,780)	(267,681)
Net Cash Used in Discontinued Operations	2,193	22,736

Net Cash Used in Operating Activities	(707,587)	(244,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Computer Equipment	(23,686)	657
Purchase of Furniture and Fixtures	(34,671)	(16,174)
Purchase of Goodwill	—	(10,896)

Net Cash Provided by Investing Activities	(58,357)	(26,413)
Net Cash Used in Discontinued Operations	—	169,232

Net Cash Provided by Investing Activities	(58,357)	142,819

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Stock Issued	—	100,000
Proceeds from Related Party Loan	120,000
Proceeds from Shareholder Loan	642,052	199,941

Net Cash Provided by Financing Activities	762,052	299,941
Net Cash Used in Discontinued Operations	—	(196,870)

Net Cash Provided by Financing Activities	762,052	103,071

Net (Decrease) Increase in Cash	(3,892)	945
Cash at Beginning of Period	5,847	4,902

Cash at End of Period	$1,955	$5,847

The accompanying notes are an integral part of these financial statements

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOW
(Continued)

	For the Year Ended
	December 31,
	(Restated)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$21,450	$—
Franchise and income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common Stock Exchanged for Services	$801,200	$2,602,500
Common Stock Exchanged for Expected Development Costs	$290,000	$—
The accompanying notes are an integral part of these financial statements

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of accounting policies for The X-Change Corporation is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.
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
(Continued)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Nature of Business
The Company’s business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is a leading end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide. The Company focuses on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. They intend to deliver wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities
Principals of Consolidation
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
Revenue Recognition
The Company generates revenues from RFID application development contracts. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the services or products are delivered and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. The company has not recorded any allowance as we believe that all revenue recognized is collectible. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Doubtful Accounts
The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006 and 2005, the Company has determined an allowance for doubtful accounts is not necessary.
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
Financial Instruments
The Company’s financial assets and liabilities consist of cash, deposits, prepaid expenses, accounts receivable and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.
Recent Accounting Standards
In February 2006, The FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards (Continued)
In March 2006 the FASB issued SFAS No. 156 “ Accounting for Servicing of Financial Instruments — an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements
In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Standards (Continued)
In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements.” SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.
In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.
NOTE 2 — INCOME TAXES
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

	2006	2005
Net Operating Losses	714,000	340,000
Valuation Allowance	(714,000)	(340,000)

	—	—

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 2 — INCOME TAXES (Continued)
The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	352,206	123,793
Increase (Decrease) in Valuation Allowance	(374,000)	(137,999)
Other Differences	21,794	14,206

	—	—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.
NOTE 3 — COMMITMENTS
On November 4, 2005, The Company entered into a commercial lease agreement (the “Lease”) with Armet Bethany Limited Partnership (the “Landlord”) for approximately 11,400 square feet of rentable area in Bethany Tech Center at 710 Century Parkway in Allen, Texas. The term of the Lease is 62 months commencing on November 1, 2005 and ending on December 31, 2010. The Company has no option to extend the Lease. The base rent under the Lease is as follows: January 1, 2006 to December 31, 2006: $7,600 per month; and January 1, 2007 to December 31, 2010: $8,075 per month. In addition to base rent, the Company will be responsible for certain costs and expenses specified in the Lease, including, without limitation, certain utility, HVAC service, insurance, maintenance, repair, tax, insurance and CAM (common area maintenance) costs and expenses. Total lease expenses for 2006 and 2005 consisted of $85,681 and $22,615.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 3 — COMMITMENTS (Continued)
Lease payments due on commercial lease agreement for each of the five years subsequent to December 31, 2006 and thereafter are as follows:

Year ending:	Amount
2007	$96,900
2008	96,900
2009	96,900
2010	96,900
2011	—
Thereafter	—

Total	$387,600

NOTE 4 — RELATED PARTY PAYABLES
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
The Company established that the note had an embedded beneficial conversion feature which has been recorded as Note Discount and is being amortized over the life of the loan.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 4 — RELATED PARTY PAYABLES (Continued)
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
NOTE 6 — COMMON STOCK TRANSACTIONS
•
In July of 2005, the company issued 10,000,000 shares of common stock to Michael Sheriff, chief executive officer and director, in exchange for the outstanding stock of our wholly owned subsidiary AirGATE Technologies, Inc.

•	On of March 31, 2005, the company issued 100,000 shares of common stock to an outside investor for $1.00 per share.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6 — COMMON STOCK TRANSACTIONS (Continued)
•
On January 5, 2006, the company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion. In return for the 500,000 shares $290,000 was capitalized as an deferred cost for the increase in Hexion’s burden to the project. As part of the negotiation, the royalty period for the contract was extended from 5 to 7 years. The cost was amortized over the life of the contract.

•
During the first quarter of 2007 (up to March 30, 2007), the company issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.

•	The following shares were issued to consultants of the Company in consideration of services rendered:(Par Value for $0.001)
•	On January 11, 2005, the company issued 1,120,000 shares of common stock for services

•	On March 31, 2005, the company issued 70,000 shares of common stock for services

•	On November 11, 2005, the company issued 20,000 shares of common stock for services

•	After the AirGATE acquisition, the company issued 650,000 shares of common stock to consultants of AirGATE Technologies, Inc. for services

•	On January 5, 2006, the company issued 10,000 shares of common stock for services

•	On May 1, 2006, the company issued 30,000 shares of common stock for services

•	On June 1, 2006, the company issued 40,000 shares of common stock for services

•	On June 14, 2006, the company issued 12,500 shares of common stock for services

•	On June 16, 2006, the company issued 100,000 shares of common stock for services

•	On July 10, 2006, the company issued 30,000 shares of common stock for services

•	On August 16, 2006, the company issued 30,000 shares of common stock for services

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6 — COMMON STOCK TRANSACTIONS (Continued)
•	On September 1, 2006, the company issued 30,000 shares of common stock for services

•	On October 1, 2006, the company issued 30,000 shares of common stock for services

•	On October 26, 2006, the company issued 200,000 shares of common stock for services

•	On November 1, 2006, the company issued 30,000 shares of common stock for services

•	On December 1, 2006, the company issued 30,000 shares of common stock for services

•	On December 31, 2006, the company issued 80,000 shares of common stock for services
NOTE 7 — LEGAL PROCEEDINGS
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
NOTE 8 — SUBSEQUENT EVENTS
Under a private placement memorandum initiated in the first quarter of 2007, the company issued 770,000 shares of common stock, 770,000 warrants to purchase one share of common stock at $1.50 per share and 770,000 warrants to purchase one share of common stock at $2.00 per share to outside investors under a private placement memorandum for proceeds in the amount of $550,000.
See Note 11 regarding the Restatement of the Form 10KSB for the year ending December 31, 2006.
NOTE 9 — DISCONTINUED OPERATIONS
On June 30, 2006, Curado Energy Resources, Inc., a wholly owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.
The assets and liabilities of Curado Energy Resources, Inc., consisted of the following:

	December 31,	December 31,
	2006	2005

Cash	$—	$4,569
Oil Inventory	—	4,657
Computer Equipment, net of $62 accumulated depreciation	—	995

Total assets	$—	$10,221

On June 30, 2006, the Company sold its Curado subsidiary to a shareholder of the company for $10 and the assumption of any potential liability pertaining to the subsidiary. A loss has been recognized in connection with the disposal of $8,029.
Net assets to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2005. The December 31, 2005 balance sheet has been restated to conform to the current year’s presentation.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9 — DISCONTINUED OPERATIONS (Continued)
Operating results of this discontinued operation for the period ended December 30, 2006 are shown separately in the accompanying consolidated statement of operations. The operating statement period ended December 30, 2005 has been restated to conform to the current year’s presentation and is also shown separately. The operating results of this discontinued operation for the periods ended December 31, 2006 and 2005 consist of:

	December 31,
	2006	2005

Revenue	$—	$153,035
Cost of Sales	(2,109)	(91,718)
General and Administrative	(83)	(23,358)
Gain on Sale of Oil Wells	—	169,233

Net Income (Loss)	$(2,192)	$207,192

NOTE 10 — MERGER/ACQUISITION
On July 20, 2005, The X-Change Corporation acquired all of the outstanding shares (the “Acquisition”) of AirGate Technologies, Inc.(“AirGate”), pursuant to a Stock Purchase Agreement dated the same.
In consideration for the Acquisition, the Company issued 10,000,000 shares of restricted common stock.
AirGATE is a leading end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide.
NOTE 11 — RESTATEMENT — 2006
During the 2007 and early 2008, the Company established that it had not accounted for certain transactions during 2006 and 2005 in accordance with valuation techniques necessary to be in conformance with generally accepted accounting principles. This resulted in a decision to restate the financial statements for the years ended December 31, 2006 and 2005.
•	The acquisition of AirGATE Technologies, Inc. was revised to reflect a valuation consistent with the market price of Company’s common stock at the date of acquisition.

•	All stock-based payments to non-employees for consulting services were revalued to reflect the market price of the Company’s common stock at the time of payment.

•
Debt Discount — The Company established that its related party note payable had an embedded beneficial conversion feature that had not been recorded in accordance with Generally Accepted Accounting Principles. This beneficial conversion feature was recorded and amortized over the term of the note.

•
Deferred Costs Amortization — In connection with the issuance of 500,000 shares to Hexion, the estimated value of this transaction was previously recorded as a long-term asset. The Company subsequently determined that the issuance of the shares should be accounted for as a deferred cost. The Company has amortized the fair value of the revised value of these shares over the life of the related contract period from January to July 2006.

•	Revenue Recognition — The Company recognized revenue at the time of invoicing for development contract scheduled payments, which should be recognized over the life of the project.
The accounting impact of these transactions on operational data is summarized below.
Statement of Operations Data

	Year ending		Year ending
	December 31, 2006		December 31, 2005
	Restated	Previously Filed	Restated	Previously Filed
Revenue	$1,130,308	$1,154,573	$414,203	$414,203
Expenses	3,069,925	2,136,042	10,035,746	958,746

Operating income (loss)	(1,939,617)	(981,469)	(9,621,543)	(544,543)
Other income (expense)	(171,829)	(44,210)	(26,747)	(26,747)
Income (loss) from dicontinued operations	(10,221)	(10,221)	207,192	207,192

	$(2,121,667)	$(1,035,900)	$(9,441,098)	$(364,098)

Earnings per Share from Continuing Operations	$(0.08)	$(0.04)	$(0.46)	$(0.03)

Earnings per Share from Discontinued Operations	$—	$—	$0.01	$0.01

Balance Sheet Data

	As of December 31, 2006		As of December 31, 2005
	Restated	Previously Filed	Restated	Previously Filed
Assets	$266,902	$483,347	$57,875	$57,875
Liabilities	752,952	1,359,030	270,409	270,409

Stockholders’ Deficit	$(486,050)	$(875,683)	$(212,534)	$(212,534)