Form 10KSB
period 2007-12-31
X-CHANGE CORP
filed 2008-04-14
CIK 54424

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number: 002-41703
THE X-CHANGE CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada (State of Incorporation or Organization)	90-0156146 (I.R.S. Employer Identification No.)

710 Century Parkway
Allen, TX (Address of principal executive offices)	75013 (Zip Code)

(972) 747-0051 (Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)
31,589,501
(Number of shares Outstanding as of December 31, 2007)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements Incorporated herein by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $ 1,626,654
As of March 18, 2008, there were approximately 31,589,501 shares of our common stock outstanding, of which 21,634,500 were held by non-affiliates. The aggregate market value of our common stock (based upon the closing price on March 18, 2008) held by non-affiliates was approximately $2,596,140
Documents incorporated by reference: None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

THE X-CHANGE CORPORATION
INDEX

PART I
In this report, the terms “we,” “our” ,“us”, “X-Change” and the “Company” refer to The X-Change Corporation and its wholly owned subsidiaries, including AirGATE Technologies, Inc., which we refer to as “AirGATE”.
In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1A of this Form 10-KSB as well as those cautionary statements and other factors set forth elsewhere herein.
ITEM 1 DESCRIPTION OF BUSINESS
Organization and History:
The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates. In this respect, we have engaged in numerous transactions since our inception. As of June 30, 2006, we have disposed of all of the assets and liabilities of all of our subsidiaries with the exception of AirGATE. X-Change acquired all of the outstanding equity of AirGATE on July 20, 2005 for 10,000,000 shares of our common stock.
The office is located at 710 Century Parkway, Allen TX 75013. The telephone number is 972-747-0051 and the website address is www.airgatetech.com.
Business Model:
The business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE designs, manufactures and distributes wireless and sophisticated technologies that include radio frequency identification (“RFID”) and down-hole solutions for the oil field services. The Company continues to develop products, services and solutions that optimize exploration and production performance for oil and gas companies. The strategy is to continue to focus on delivering new solutions directly to the oil and gas market for high-value, high-return, recurring revenue opportunities.
Market Overview:
AirGATE is a solution-based company specializing in designing, manufacturing and commercializing wireless-based technologies. The Company’s core focus is in the oil and gas industry. This industry is currently under-served regarding innovative wireless products and solutions and sophisticated down-hole tools. Our business model emphasizes generating royalty payments and long-term recurring and transaction-based revenues through our customers.
AirGATE specializes in wireless technology solutions based on: surface acoustic wave (“SAW”); Radar; Ultra wide band (UWB); and Zigbee (802.15.4) wireless sensor networks in the oil and gas sectors. The Company develops other sophisticated technologies for software solutions, tagging down-hole tools, drill pipe, and other down-hole tools. The Company has developed a reputation for creative engineering and is now positioning itself to place its products and solutions into the market. The Company continues to strengthen its position in regards to its intellectual property, and the Company will continue to design, manufacture and distribute its products and solutions for the oil and gas industry.
AirGATE began operations in February 2004 and was acquired by the X-Change Corporation in July, 2005. AirGATE initially contracted with Hexion Specialty Chemicals, Newell Rubbermaid’s Graco Children’s Products, and SECURUS for research and development contracts to deliver commercialized products for 2007 and 2008. From 2005 through December of 2007, the majority of AirGATE’s revenues originated from R&D projects.
Most of AirGATE’s products and other services were developed on behalf of its customers. AirGATE expects to start producing more reliable revenues streams in late 2008. We recognize that R & D is subject to many uncertainties that can affect the timing of revenue generation. Our current projects include: a down-hole radar tool developed for Hexion Specialty Chemicals, Inc.; an ultra-wide band traveling block solution to determine real-time measurement of drilling speed and depths; a drill pipe and specialized down-hole tool tagging system utilizing surface acoustic wave (SAW) technology; and other specialized down-hole tools for various uses in drilling, component recovery (fishing) and well services. Other clients include oilfield companies that manufacture products and/or deliver services for large oil and gas companies worldwide.

Our near-term financial performance depends on the success of our relationships with a small group of strategic partners and customers. Over 90% of our revenue during 2007 was generated from our relationship with a single partner. Though we anticipate expanding the number and reach of our strategic partners, we have no assurance that our product offerings will be attractive to targeted partners, nor that we will be able to meet the marketing and sales challenge of accomplishing this. As we have focused more on the oil and gas industry, our ability to attract technology driven relationships may be impacted by general factors affecting that industry beyond our control. Additionally, our continued revenue from our relationship with Hexion is dependent, in large measure, on their future decision to proceed to the next generation in tool development.
Hexion Tool Project
The Company has been working with Hexion Specialty Chemicals, Inc., formerly Borden Chemical since 2004 to develop a unique down-hole tool designed to operate in the extreme temperature and pressure of the well borehole environment. The tool will be used to evaluate and improve production in oil and gas wells, including both new and previously drilled wells. The Generation I Tool has been completed and is undergoing field testing. The company looks forward to commercialization of the tool in late 2008. The current agreement with Hexion provides that the Company will receive a 7.5% royalty for a period of seven (7) years on all revenue generated by the tool. Further, the Company anticipates additional revenue opportunities from data analysis related to the tool’s use.
Prototype testing of the tool will determine the distance and direction of a fracture. We anticipate that future generations of this tool will be used to further evaluate and measure formation fracturing in oil and gas wells worldwide. The technique of fracturing allows oil or natural gas to move more freely to be pumped to the surface. Accurate fracture length determination and direction has been an oil industry goal for many years. Current methods, such as radio active tracing and micro-seismic technology have drawbacks, primarily cost, and are not that accurate. This type of tool has the potential to replace radio active tracing and micro-seismic technology and gain a large portion of the fracture analysis market in the oil and gas industry. We believe an effective down-hole tool that operates as we envision, could capture at least a minor portion of this market.
Other Oil & Gas Technologies
Through 2007 and 1st quarter 2008, AirGATE completed testing for two major oil and gas manufacturing and services companies of a specialized ultra wide band (UWB) wireless solution for oil field exploration. The purpose of AirGATE’s traveling block technology solution is to determine location of the traveling block, which is attached to the drill head, in real time with high resolution to give accurate readings for speed of drilling and well depth. This technology could lead to the replacement of optical encoders so as to get better resolution, real-time measurements and eliminate the need for rig down-time for recalibrations.
AirGATE has developed a unique SAW (surface acoustic wave) tagging system for the oil and gas industry. It operates in harsh environments and provides a long read range. AirGATE has successfully read and tagged metal automotive components, aerospace assemblies for NASA, oil and gas components such as down-hole tools and drill pipe, and other systems for various industries. These activities have generally been in pilot testing without significant revenue generation at this stage.
SAW technology is sought after worldwide because this technology works very well around metal and liquid, which can be challenging for semiconductor-based RFID tags and systems. AirGATE is presently the only company in the world that has a commercial application using SAW to tag drill pipe, down-hole components and other oil & gas assets that can provide a long read range and survive hostile down-hole environments. AirGATE is currently in negotiations with oil and gas services companies to tag drill pipe and other hardened assets. The Company intends to manufacture tags, readers and antennas and enter service maintenance contracts for many key targeted companies in the oil and gas market. Upon the success of key major pilots, the Company anticipates commercial production quantities as early as 4th quarter 2008. AirGATE has filed packaging patents related to SAW technology and has exclusive rights to tagging SAW technology in the oil and gas industry. The Company has strengthened its intellectual property position by entering into additional contractual relationships with existing patent owners, locking in exclusive rights to tagging all oilfield equipment worldwide. These contractual relationships preclude any competition from entering the oil and gas market with any form of SAW tagging technology.
AirGATE is currently designing and developing newly specialized down-hole “smart” tools for the oil and gas industry for distribution in 2009.

Other Technologies
AirGATE has successfully developed and fulfilled its obligations for other unique wireless applications unrelated to the oil and gas market upon special request from various industries. These technologies are fully developed, in early stages of commercialization and currently not producing any revenue streams for AirGATE.
AirGATE has been a partner with SECURUS Technologies, Inc. since 2005 and was tasked to provide RFID patented technology for use in the law enforcement industry and Homeland Security marketplace. SECURUS, a two billion revenue generating company, is one of the largest independent providers of collect, pre-paid and debit calling services to local, county, state and private correctional facilities serving 3100 facilities in the U.S. AirGATE successfully completed the technology during 2007 and is waiting on a rollout schedule from SECURUS to deliver the technology to their base of correctional facility customers throughout the United States. AirGATE will recognize revenues upon successful completion of the rollout of its technology. At this time the Company is unable to forecast revenues from this technology for the foreseeable future.
AirGATE has incorporated 13.56 MHz. technologies in a patent-pending child safety seat with Graco Children’s Products, Inc., a Newell Rubbermaid company, that could generate royalties on every child safety seat manufactured using this technology. AirGATE has successfully completed the wireless patent-pending child safety seat that determines the status of the buckle — buckled or unbuckled — on a child safety seat or booster seat when a child is in the seat. AirGATE will not receive any royalties from the child safety seat until manufacturing and distribution is determined by Graco Children’s Products. AirGATE will receive 5% of value-added or a minimum of $1.20 for each seat shipped with the AirGATE technology. The Company expects the new child safety car seat to be available to consumers in 2009.
AirGATE has a contract with Hitachi, an $80 billion Japanese semiconductor company, to market its µ-Chip (pronounced mu-chip). The chip is just 0.3 millimeters square, roughly half the size of the smallest RFID chip on the market. AirGATE successfully designed and developed a patented pending RFID technology for large-scale authentication applications using the mu-chip (2.45 GHz radio frequency) called the GenuDot™ System to protect manufacturers against counterfeiting, piracy, product diversion and fraud using the mu-chip. Commercial users can apply these devices to almost anything with limited distortion to their items and chip invisibility. AirGATE could potentially receive revenue streams on mu-chips sold worldwide and revenue for systems and installation. The Company is unable to forecast revenues from this technology for the foreseeable future.
Strategic Initiatives
The focus is primarily on delivering technologies in the oil and gas industry and other industrial markets. AirGATE has strategically positioned itself to design, manufacture and distribute its products and services directly to the oil and gas market or by partnering with large oil and gas companies for distribution of its products and solutions. AirGATE has dedicated significant time and resources during the last two years developing new technologies and establishing strategic relationships with participants in the oil and gas industry. The Company’s current marketing position is to focus on its ability to offer customized solutions that will become product standards in the oil and gas industry.
The sales cycle to initial revenues from these strategic relationships is typically much longer than a traditional sales marketplace. AirGATE’s senior executives are involved in the solicitation and development of these relationships and the sales and promotion of AirGATE’s solutions within the targeted vertical markets. The sales process ranges from an initial introduction to our products and solutions, to execution of a master contract governing our relationships, to continued growth of the relationship leading to recurring revenue streams for AirGATE.
Intellectual Property
Going forward AirGATE is positioning itself to strengthen its intellectual property portfolio whereby the company retains all rights and ownership to the technology. AirGATE is currently involved in research and development projects with oil and gas partners where the Company expects to retain the patentable technology. In regards to the Hexion project, the Company has transferred ownership of those patents to Hexion, however has negotiated royalty rights on the use of the technology.
AirGATE has applied for patents in the area of drill-pipe tagging systems. The company has contractual exclusive arrangements with other patented technology that prevents competitors entering into the marketplace. This gives the company a significant competitive advantage in RFID, wireless and other oil and gas related applications.
We have also invested in building the “AirGATE” trade name and product trade names, which we expect to use as a co-branding tool with our strategic relationships.

Employees
As of March 30, 2008 AirGATE has 11 employees. None of the employees are represented by a labor union and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends, in large part, upon the continued service of its senior management and key technical personnel and continuing ability to attract and retain highly qualified technical and managerial personnel.
Competition and Competitive Advantage
We have a number of competitors. In the down-hole tool market, we compete with other providers of solutions for improving production techniques, including Pinnacle, Schlumberger and providers of micro-seismic technology. For down-hole “smart” tools we compete with Schlumberger, Halliburton, and other large manufacturing and oilfield services companies. In the SAW technology market, we compete with other providers of SAW technology, including RFSaw, Inc. and Siemens. Although these competitors exist for SAW technology, the Company has a strong position on intellectual property and prevents others companies from entering into the oil and gas market. AirGATE does recognize that some of these competitors have much longer operating histories and significantly greater financial, technical and marketing resources. As a result, some of these competitors are able to devote greater resources to the development, promotion, sale and support of their products. Many of the existing and potential competitors may be better positioned to acquire other companies, technologies or products to get to market much faster than AirGATE.
AirGATE’s major competitive advantage is its technical expertise in wireless and RFID application development and integration. We believe that the Company has built a solid reputation within the oil and gas industry on its abilities to design and manufacture unique applications in a timely manner. As a result, the larger oilfield companies are turning to AirGATE for expertise for new and innovative technologies used for drilling, exploration and production. AirGATE has assembled a team with decades of business and engineering experience in various industries.
Manufacturing
AirGATE’s expertise is in proof of concept, prototype and commercialization. Currently, we expect to rely on third parties for a majority of all manufacturing and sub-assembly related to our solutions.
Regulatory
Our RFID technology is subject to governmental regulatory agency approval from agencies such as the Federal Communications Commission, the Department of Energy, the Transportation Security Administration and the Food and Drug Administration. The reliance on certain regulatory approvals may affect the adoption rate of our products or require design changes, and could adversely affect our product release schedules.
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
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements for the fiscal year ended December 31, 2007. Our existing and future capital needs are substantial. We believe our existing financing arrangements and estimated operating cash flows will not be sufficient to fund our operations and working capital for the next twelve months and there can be no assurance that we will be able to fund our existing capital needs under our existing credit facilities or otherwise secure additional funding as necessary. Any additional equity or debt financings, if available at all, may be on terms which are not favorable to us and may result in dilution to our stockholders. If we are unable to obtain additional financing, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

The loss of one or more members of management or key personnel could adversely affect our operations and could lead to loss of clients and proprietary information.
Our business success, operations and profitability are dependent upon the skills, experience, efforts and performance of members of our management team and other key personnel. If we are unable to retain these key personnel, or any were to leave our organization for any reason, our business plans could suffer substantially. Additionally, the loss of key personnel could lead to issues of unauthorized disclosure or use of our technical knowledge or client lists by the former personnel. Each of our employees is bound by confidentiality agreements to mitigate this risk. Nonetheless, disclosure or use of this information could harm our business.
We may face substantial competition in attracting and retaining qualified personnel, and may be unable to grow our business if we cannot attract and retain qualified people.
Our success will depend in large measure on our ability to attract and retain qualified personnel who possess the necessary skills and experience to satisfy our business needs. Our ability to attract and retain qualified employees depends on several factors including our ability to offer competitive wages, benefits and professional growth opportunities. Many of the companies with which we compete for experienced personnel have greater financial resources, name recognition, benefits and financial stability than we can offer. Our stock compensation plan is likely to be perceived as an important component of our compensation structure. If the stock price does not increase over time, become less volatile, or if we are unable to offer sufficient levels of equity to attract and retain personnel, our inability to retain key personnel could adversely affect our results.
If all holders of our derivative securities exercised simultaneously, we may not have enough shares of our common stock authorized but unissued to satisfy all outstanding commitments.
We have sold convertible promissory notes, warrants and options, some of which have floating conversion rights. Depending on the trading price of our common stock, it is possible that we would not have a sufficient number of authorized common stock to satisfy all conversion and exercises. We intend to remedy this problem at our next shareholder meeting, where we intend to ask our shareholders to increase our authorized capital stock.
We expect that almost all of our projected 2008 revenue will relate to products under development that we have not yet sold in volume to customers. As a result, we have limited visibility regarding the length of our sales cycle, which makes projecting revenue difficult and could otherwise adversely affect our business.
Based on the limited sales history for our products and applications, we are not certain what the length of the sales cycle will be to bring our products to commercialization. For instance, we believe there will be significant demand for RFID and wireless applications in the oil and gas business. However, we do not expect initial commercialization of these products until 2009. We are not certain how long it will take to convert current discussions into meaningful orders of the magnitude that will drive the kind of revenue we expect. It is especially difficult to forecast sales cycle durations for new products. Because so much of our projected recurring revenue relates to new products, many of which we are still developing, forecasting our future revenues is especially difficult. A number of factors can make these market decisions take longer than we expect, including technical evaluations of the products by our customers and efforts to educate our customers on the uses and benefits of RFID and wireless technology. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before any customer orders or payments are received. Our uncertainty about the sales cycle for our products makes projecting our revenues difficult and any material inaccuracies in our forecasts or projections could adversely affect our business.
We will not be successful unless there is widespread acceptance of RFID and other wireless technologies in the vertical markets we are targeting.
We are targeting several markets where the use of RFID and other wireless technologies is relatively new. If these markets do not embrace these new technologies as rapidly as we expect, our ability to meet our financial objectives will be adversely affected.
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
SAW Technologies. We expect to generate revenue by reselling Carinthian Tech Research’s SAW-based RFID systems in North America. We believe that SAW technology has several advantages compared to chip-based RFID systems, such as longer read ranges and the ability to function in proximity to metal and liquid. However, there is no assurance that potential customers will adopt SAW- based solutions on a widespread basis or that, if they do, they will choose solutions AirGATE has developed with Carinthian. In this case, our ability to meet our financial objectives will be harmed.

Law Enforcement. We have developed a system that includes RFID-enabled wristbands and third party manufactured scanners for SECURUS Technologies, Inc. to help track collect phone calls made by prisoners. To generate revenue from this arrangement, we need SECURUS to include our technology in their network of prison-based telephones. However, there is no assurance that SECURUS’ customers, which are primarily prisons and similar institutions, will demand our technology or that SECURUS will effectively market our technology to its customer base.
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
We believe our long term success depends on our ability to begin generating significant recurring revenue from our strategic relationships. Historically, we have derived most of our revenue from research and development contracts for vertical market RFID systems. In order to grow the business, we must add new customers for our RFID products. The ability to attract new customers will depend in large part on the success of our sales and marketing efforts and the sales and marketing efforts of our strategic relationships. If we are unable to scale our sales and marketing efforts quickly, or if our strategic relationships are unable or unwilling to scale their sales and marketing efforts related to our products, we may not be able to sell our products in significant volumes and our ability to meet our financial goals could be adversely affected.
We do not own several key technologies that we are developing for third parties such as Hexion Specialty Chemicals, Inc., which may make us a less attractive acquisition candidate.
On several of our development projects, including the down-hole tool we are developing for Hexion Specialty Chemicals, Inc., we do not own the underlying technology, and have transferred the intellectual property to Hexion. However, we have a license to use it outside of Hexion’s intended use. We do not believe this will adversely affect our business model, but it is conceivable that we may be considered a less attractive acquisition candidate because we have transferred ownership of some of the technologies we are developing. In the event we develop this technology further we will seek to retain intellectual property rights, but may not succeed in so doing.
You may not be able to resell your common stock at a price you would like or at all.
The trading volume of our common stock is relatively light, which may make reselling significant blocks of our stock difficult. Any significant selling activity may force the price of our stock down significantly. In addition, our stock price has been very volatile historically and we have no reason to believe that this volatility will not continue.
We have a significant amount of stock options and warrants outstanding and may issue additional equity securities in the future. Exercise of the outstanding options and warrants, and future issuances of other securities will dilute the ownership interests of existing shareholders.
We have outstanding warrants and options, including options held by our employees, covering approximately 21.4 million shares of our common stock with exercise prices ranging from $0.20 to $1.00. The issuances of shares of common stock in respect of these warrants and options would result in a substantial voting dilution of our current shareholders. Any sales in the public market of the common stock issuable upon such conversions or exercise of the warrants and options could adversely affect prevailing market prices of our common stock. In addition, we motivate our employees and attract new employees by issuing shares of our common stock and options to purchase shares of our common stock. The interest of our existing shareholders may be diluted by any equity securities issued in capital funding financings or business acquisitions and would be diluted by any such future share issuances and stock option grants to employees.
Financing activities may be dilutive to shareholders and may adversely affect the price of stock.
The Company has entered into a number of financing transactions which affect or may affect the future value of common stock of the Company. Convertible financing instruments allow debt positions to convert to common stock and such transactions may be considered dilutive to existing shareholders. Investors are encouraged to read more specifics on these financings as outlined in the notes to the financial statements in this Form 10-KSB and to review details of these financings as disclosed on Form 8K filings with the SEC for each of the respective financings. In the future, we expect to seek additional capital funding or acquire businesses, which could involve the issuance of one or more types of equity securities, including convertible debt, common and convertible preferred stock, and warrants to acquire common or preferred stock. Such equity securities could be issued at or below the then-prevailing market price of our common stock.

Our stock is not listed on a major stock market.
Our common stock is currently quoted on the OTC Bulletin Board as we do not meet the listing requirements for the NASDAQ Global Market or NASDAQ Capital Market or any other major stock market in the United States. The listing of our stock may have an effect on the perception of us among potential investors, vendors, customers or acquirers and most likely adversely affects the liquidity of our shares.
The costs being a public company can be significant.
As a public company, we incur significant legal, accounting and other expenses, including costs associated with our public company reporting requirements. These costs are substantial given the current size and financial needs of our company. Further, the compliance requirements necessitated by our status as a public company require significant amounts of executive time, particularly that of the chief financial officer.
Complying with the Sarbanes-Oxley Act will entail substantial cost, expense, effort and management distraction and may present risks in terms of evaluation requirements.
The costs of compliance with Sarbanes-Oxley are substantial and material to our company. More importantly, the management resources required to come into and remain in compliance with these regulations are significant and may adversely affect our ability to execute our business plans.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. We have initiated a program to perform the system and process evaluation and testing necessary to comply with these requirements. We have and will continue to incur significant expenses and devote management resources to Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine in the future that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our stock.
The volatility of our stock price could subject us to an increased risk of securities litigation.
Trading of our stock has been volatile. In the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. In the event we face such litigation, we would likely incur substantial costs and a diversion of the management’s attention and resources.
The application of complex accounting rules may make it difficult for investors to evaluate our company.
In applying generally accepted accounting principles, we are subject to certain customs and standards in arriving at estimates. Due to the complexity of some of our financing arrangements, the application of these standards has necessarily involved estimates that are highly sensitive to underlying assumptions. The resulting financial presentation may not be fully understood or appropriately recognized by potential investors.
Our current financial position may deter potential customers and strategic relationships.
We currently require additional financing to pursue our business objectives. Even if we are able to raise additional funding, large corporations and organizations that we view as potential customers and partners may be hesitant to enter into agreements with us because of our financial position. If these large potential customers and partners avoid us, our ability to meet our financial goals will be significantly and adversely affected.
We have a history of losses, expect to incur additional losses in the future and may not be able to achieve or sustain profitability.
We have experienced operating losses in the past and expect to continue to incur additional operating losses in the near future. We need to generate and sustain substantially greater revenues in order to reach profitability and to continue to attract investment or financing.

To meet our financial objectives, we must grow rapidly. If we are unable to manage this growth, we could incur costs that could adversely affect our operating results and financial condition.
Meeting our future revenue objectives will place a significant strain on our internal resources and will require a significant amount of sales and marketing effort. If we do not increase our internal resources, we will not be able to drive demand for our products and systems, develop new products and strategic relationships or meet the demands of our customers. Dramatic organizational growth may put stress on the effectiveness or an organization and its management.
To manage growth effectively, we must continue to improve and expand infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. Employee additions include members of senior management, who we must integrate quickly. Productivity and the quality of the products may be adversely affected if we do not integrate and train new employees quickly and effectively and coordinate among the executive, engineering, finance, marketing, sales, operations and customer support portions of the organization, all of which add to the complexity of the organization and increase operating expenses. Also, we may not be able to grow our information technology systems at a sufficient rate to keep up with the processing and information demands from larger companies.
If we overestimate customer demand, we may increase our cost structure unnecessarily.
We expect demand for our products to grow quickly and we intend to scale our internal resources and our strategic relationships to meet this projected increased demand. If the increased demand does not materialize, we may have a cost structure that future revenues do not support. In this event, our financial results will be adversely affected. Furthermore, lower-than-expected demand can result in excess inventory that cannot be sold, which could harm our financial results.
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
Many of our products are part of larger solutions that are offered to end customers, and we must work with third parties to ensure that our products inter-operate correctly.
Many of our products are components of solutions offered by us or third parties to end customers. For instance, Graco is incorporating our RFID technology into its child safety seat. If we are unable to work with these parties to produce a product that works properly for the end customer and to market and sell the products effectively, our business model will not succeed.
We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights, which may not be sufficient to protect all of our intellectual property.
Our success depends in part on protecting our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We provide access to trade secrets and other intellectual property to suppliers, customers and contractors and otherwise as part of our business, and may permit disclosure of our intellectual property in some circumstances. We cannot assure that any trade secret, patent or registered trademark or other intellectual property we own or license will be enforceable or will not be disclosed, invalidated, circumvented or otherwise challenged in the United States or foreign countries or that the related rights will provide competitive advantages or that any of our pending or future patent applications will be issued with the scope of the claims we seek, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights to the same extent U.S. laws do. Litigation may be necessary to enforce the patents and other intellectual property rights, protect our trade secrets, determine the validity of and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources that could harm our business, could ultimately be unsuccessful in protecting our intellectual property rights, and may result in the intellectual property rights being held invalid or unenforceable.

We may need to license RFID-related patents from third parties, and we may not be able to obtain these licenses on acceptable terms, or at all.
Our business may require us to license technology, such as patents, from third parties. There are a large number of other companies who hold a significant number of patents related to RFID and wireless technologies, not all of which are published or known to us. Although we do not currently believe we will need to license any of these patents, our business model may change or our beliefs regarding the proper construction of these third party patents may change. If so, there is no assurance that owners of patents related to these technologies will be made available to us in licenses that include reasonable terms or at all. Failure to obtain licenses from owners of patents related to RFID technologies on commercially reasonable terms could have a material adverse impact on our business model.
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
In addition to our major strategic relationships, we expect to rely on other third parties. For instance, we are incorporating third party-developed scanners, or parts thereof, into our systems. Many of the components of the Hexion tool are custom-made and are subject to potential delays in delivery. This reliance on third parties involves risks, including limited control over the price, timely delivery and quality of such components. Our suppliers and manufacturers may become unable or unwilling to deliver these components at an acceptable cost or at all. If they are unable to fulfill their obligations properly, our ability to meet our customers’ needs may suffer. Manufacturing related issues of our subcontractors may also delay the beginning of our recurring revenue. We have experienced manufacturing setbacks in the past that have delayed our anticipated launch date on certain products including the Hexion tool.
Privacy concerns relating to elements of RFID technology could damage our reputation and deter current and potential customers from using our products and systems.
From time to time, concerns have been and are expected to continue to be expressed about whether RFID products compromise privacy rights. Concerns about the collection of information, identity theft or other privacy-related matters, even if unfounded, could damage our reputation and operating results, and could delay the development of the overall RFID industry. Many states have considered RFID regulation. As the RFID industry continues to evolve, federal, state, foreign or other governmental agencies may adopt increased RFID regulations. We believe increased regulation in this area could potentially reduce demand for RFID products in general.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have in the past and may in the future discover areas of internal financial and accounting controls and procedures that need improvement. As we grow, we expect to hire additional finance personnel in order to implement and track our internal controls related to tracking this growth. There is no assurance that we will be able to find qualified people to fill these positions. Any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase the operating costs and could materially impair our ability to operate the business. In addition, investors’ perceptions that internal controls are inadequate or that we are unable to produce accurate financial statements may materially adversely affect the stock price.
Until recently, no members of our board of directors were independent within the meaning of federal securities laws.
Our four member board of directors is comprised of three of our executive officers, none of which is an independent director within the meaning of federal securities laws, and one independent director who joined the board in February 2007. We have not yet formed a formal audit committee.
We have an outstanding registration rights filing obligation with respect to our 2007 private placement.
During 2007, we raised capital in a private placement of our shares. As part of this private placement, we committed to register with the SEC and applicable states for those shares of our common stock sold, directly or indirectly, to our investors. We have not yet undertaken to fulfill this obligation, but could be forced to do so at any time. Registering these shares would cause us to incur significant accounting and legal expenses.
If securities or industry analysts do not publish research or reports about us, we may not be able to generate significant trading volume in our stock.
We do not believe our stock is currently being followed by significant securities analysts. If analysts do not, in the future, decide to track our stock, significant trading volume may not develop.
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
ITEM 1B UNRESOLVED STAFF COMMENTS
On December 14, 2007, we received a comment letter from the Securities and Exchange Commission in regards to their review of Form 10-KSB for the year ending December 31, 2006. The letter raised questions on several transactions in each of 2005 and 2006. We replied by letter correspondence on February 5, 2008 acknowledging that some additional information may be required to fully respond. We have made a request of the Company’s prior accountants for additional information in this regard. We have also received a comment letter from the SEC dated February 21, 2008 requesting further information to which we have replied on March 19, 2008. At this time we are continuing in the correspondence process, but a number of items remain unresolved.
ITEM 2 DESCRIPTION OF PROPERTY
Our headquarters are located at 710 Century Parkway, Allen, TX 75013. The facility encompasses approximately 11,400 square feet and houses development labs, a small warehouse, sales and marketing staff, engineering staff as well as the administrative staff and executive offices. We entered into a long-term lease arrangement for this space on November 1, 2005. The lease runs until December 31, 2010. We anticipate that our current location will be adequate as the corporate headquarters for the foreseeable future.

ITEM 3 LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that any claims exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows.
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
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2007 the Company did not submit any matters to a vote of security holders.
PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock is currently quoted on the OTCBB, under the trading symbol “XCHC.” As of February 28, 2008, there were approximately 142 holders of record of the common stock. The following table sets forth the range of the high and low bid prices per share of our common stock as reported by the OTC BB for each quarter during the last two fiscal years. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$1.38	$0.53	$0.75	$0.40
June 30	$0.65	$0.17	$1.85	$0.34
September 30	$0.40	$0.21	$2.80	$1.55
December 31	$0.35	$0.18	$2.42	$0.72
Dividends: We have never paid any cash dividends on our common stock. We intend to retain and use any future earnings for the development and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.
Stock Compensation Plans: The following table provides summary information as of December 31, 2007 for our stock option plan. See the Notes to our consolidated financial statements for additional disclosures.

	Number of Common Shares		Number of shares of
	to be issued upon exercise	Weighted average exercise	Common Stock available for
	of outstanding options	price of outstanding options	future issuance

Equity compensation plans not approved by security holders	4,475,000	$0.21	1,525,000
The 2007 Stock Incentive Plan (“Plan”) was adopted by the Board of Directors in June of 2007. The Plan provides for the issuance of incentive stock options and non-statutory options for common stock to the Company’s employees, directors and consultants. The exercise price of each option may not be less than the trading price of the Company’s stock on the date of the option grant. The options generally vest over a four year period and have a maximum term of ten years. See the Notes to our consolidated financial statements for additional disclosures.

Recent Sales of Unregistered Securities:
We believe that all of the following offerings and sales were exempt from the registration requirements of the Securities Act of 1933 under Section 3(b) or Section 4(2) and in accordance with the rules promulgated thereunder.
•	On January 5, 2006, the Company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of our development contract with Hexion. In return for the 500,000 shares $290,000 was capitalized as a deferred asset and amortized during 2006 to operations expense. As part of the negotiation, the royalty period for the contract was extended from 5 to 7 years.

•	During 2006, 652,500 shares of common stock were issued to consultants to the Company as consideration for services rendered.

•	During 2007, 100,000 shares of common stock were issued to consultants to the Company as consideration for services rendered in connection with the private placement.

•	During 2007, the Company entered into a number of debt financing transactions which allow for conversion rights into its common stock. Refer to the Consolidated Financial Statements and accompanying notes included in Item 7 herein for details on these transactions.

•	During the 2007, the Company issued 3,725,001 shares of common stock to outside investors under a private placement memorandum for proceeds in the amount of $1,117,500. Warrants were also issued in connection with this financing as detailed below.

•	During 2007, the Company issued 16,780,002 warrants for the purchase of shares of the Company’s stock as follows:

	Term in	Exercise
Shares	Years	Price
630,000	4	$0.20
200,000	3	0.40
4,500,000	4	0.50
3,725,001	5	0.60
3,725,001	5	0.84
4,000,000	4	1.00

16,780,002
Repurchases of Equity Securities
We did not purchase any of our equity securities during 2006 or 2007.
Equity Compensation
During 2007 and 2006 respectively, we issued 100,000 and 652,500 shares of our common stock to consultants, in the aggregate. These issuances were all in exchange for services rendered. These issuances were not approved by a vote of our security holders. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.
During 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan allowing for stock options to be issued to employees, directors and consultants of up to 6,000,000 shares in the aggregate. As of December 31, 2007 options for 4,475,000 have been issued and are outstanding under this plan. See the notes to the financial statements for additional information on the plan.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Overview
Our business model is primarily focused on furthering the success of our wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is an end-to-end solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer worldwide with special focus on the oil and gas industry. We are focused on RFID products and services in vertical markets that differ from the traditional RFID supply chain model. We intend to deliver wireless solutions in these selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. We believe that this strategy will facilitate rapid market penetration and maximum return on our investment.
2007 was a challenging year for the Company as much of management’s time was dedicated to our liquidity issues. During the year, we closed a common stock private placement financing for $1,117,500, the initial $400,000 of a potential $4,400,000 financing, and the first $1.8 million of a $3.6 million convertible debt financing. The Company continues to face liquidity issues and financing needs notwithstanding the success we have had in completing a number of R&D projects and the numerous opportunities available to us in the market at this time.
During 2007, the Company shifted its market focus to the oil and gas industry and was able to attract a significant amount of interest. The recent completion of the Hexion down hole tool has also raised the Company’s profile in the industry. We are encouraged by the number and extent of our current opportunities but recognize that there are substantial lead times in converting these discussions into contracts and revenue streams.
Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2007. The paragraph states that our recurring losses from operations, substantial use of cash in operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
We do not have sufficient working capital to sustain our operations and, to date, have been unable to generate sufficient revenues to sustain our operations. Though we do have some contingent financing commitments in place, it is likely that we will have to obtain additional funds to meet our cash requirements. This may occur through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements. If we are unable to secure the financing we need, we may be required to curtail our operations, seek a merger partner, or even seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us and disadvantageous to existing stockholders. No assurance can be given that we will be successful in raising additional funds or entering into business alliances.
The Company closed an equity financing during 2007 for approximately $1.1 million and raised an additional $2.2 million in debt financings. The Company expects to secure additional financing in the future to continue its operations.
Critical Accounting Policies and Estimates
We have identified critical accounting policies based upon the significance of each accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policies and our use of estimates and subjective assessments. We have concluded our critical policies are as follows:
Convertible Debt - The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis and amortizes debt discount over the life of the debt instrument. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The amounts allocated to warrants and beneficial conversion rights are material and are recorded as debt discount and additional paid-in-capital. The amounts recorded are based on valuation models. The volatility of the Company’s stock price and other factors affecting the Company’s stock price are important determinants of the values determined.
Stock Compensation - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values at the time of grant. The valuation techniques used in applying these provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company’s stock. The resultant non-cash charge to operations during 2007 is material.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. At December 31, 2007, approximately 99% of the Company’s accounts receivables were due from one major customer.
Revenue Recognition - The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue includes amounts earned from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs as well as upfront and milestone payments which are properly allocated to the period in which they are earned.
Revenue from the sale of products is recognized at the time the product is shipped and the title transfers to customers, provided no continuing obligation exists and there is reasonable assurance of collection.
Non-refundable upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized over the term of the collaborative agreement. Such period generally represents the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators.
Milestone payments are recognized as revenue upon achievement of the “at risk” milestone events which represent the culmination of the earnings process related to that milestone. These events are generally acknowledged by the customer in a sign-off process.
Revenues pursuant to servicing or support agreements are recognized over the term of those contracts and are generally separate from research and development agreements or product delivery agreements.
Results of Operations
We generated revenues of $1,130,308 in 2006 and $1,626,654 in 2007. The increase in the revenue is principally due to the growth of the development contracts with key customers most notably Hexion Specialty Chemicals, Inc.
Research and Development expenses increased from $1,143,356 in 2006 to $1,892,242 in 2007. This cost increase was primarily due to increased activity on our development projects and in line with our corresponding increase in revenues. Our development contracts generally include substantial amounts of reimbursable costs. Research and development costs also include amounts not related to current revenue generating contracts, notably for the GenuDot authentication system and the development of a down-hole tagging capability for the oil and gas industry. Accordingly, changes in research and development costs may not be comparable to changes in our revenue.
Sales and Marketing expenses increased from $315,568 in 2006 to $462,605 in 2007. This increase was necessary to maintain our presence in the industry as we shifted our marketing focus toward the oil and gas industry.
General and administrative expenses increased from $1,611,001 in 2006 to $1,892,412 in 2007. In addition to an increased organization size and employee turnover costs, increased insurance costs were a factor as well. Legal and accounting fees incurred in connection with our change of auditors and indirect costs related to our substantial financing activity were also significant. Increases were partially offset by a reduction of stock-based compensation to non-employees. However, the largest contributor to the increase was the accounting for our adoption of an employee stock option plan. This resulted in a non-cash charge to general and administrative expense of approximately $424,000. As discussed in the notes to our financial statements, the accounting measurement methods used in arriving at this amount are based on option measurement techniques that may vary substantially from the characteristics of the options granted to our employees. As disclosed in more detail in the footnotes to the financial statements, in management’s opinion, the valuation models used in estimating these amounts does not necessarily provide a reliable single measure of the fair value of these option grants.
Interest expense increased from $171,861 in 2006 to $582,948 in 2007 primarily due to increased financings in the form of convertible debt instruments. In 2007, $454,832 of this expense relates to the amortization of note discount amounts resulting from warrants issued with the debt and beneficial conversion feature amounts. These are non-cash charges.
Liquidity and Capital Resources
During 2007 we generated and used cash through operating activities as well as a number of financing activities. We continue to require financing to meet our working capital requirements as our operations continue to generate losses at this time. As of December 31, 2007, we continue to have a net working capital deficit.

Our operations continue to generate losses and utilize cash. Our operating activities used $2,082,561 of cash during 2007. We funded operations primarily through equity offerings and long term financing activities structured in the form of convertible debt. No assurance can be given that such activities will continue to be available to provide funding to us. We have made certain financial arrangements which may provide us with additional cash. However, in one case this depends on our ability to reach specified contract milestones. Meeting this objective would provide us with an additional $1,800,000 in 2008, however we believe we may need to renegotiate this arrangement to redefine the milestone. We have also entered into a separate arrangement that could generate as much as $4,000,000 of additional financing during 2008 and 2009, but this arrangement depends on the liquidity and trading price of our common stock. Both of these current arrangements thus do not provide assurance that funds will be made available to us. We do not expect that our existing working capital resources and revenues from operations will not be adequate to satisfy our funding requirements in 2007.
Our working capital requirements will depend upon many factors, including the extent and timing of our product sales, our operating results, the status of competitive products, the liquidity and trading price of our stock, and actual expenditures and revenues compared to our business plan. We are currently experiencing declining liquidity, losses from operations and negative cash flows, which make it difficult for us to meet our current cash requirements, including payments to vendors, and may jeopardize our ability to continue as a going concern. We intend to address our liquidity problems by controlling costs, seeking additional funding (through capital raising transactions and business alliances) and maintaining focus on revenues and collections.
If our losses continue, we will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.
Off-Balance Sheet Arrangements and Company Commitments:
The Company has a lease on its office space in Allen, Texas with commitments of approximately $96,900 annually through December 31, 2010.
In December 2007, in connection with entering into a partner-reseller agreement with Identec Solutions Inc., the Company agreed to purchase components and services of at least $100,000 during 2008.
Recently Issued Accounting Standards:
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of this information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In February, 2008, FASB issued a staff position, Effective Date of FASB Statement No. 157 (FSP 157-2) which defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets such as property plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on our consolidated financial statements. We are in the process of analyzing the potential impact of SFAS 157 relating to our planned January 1, 2009 adoption of the remainder of the standard.
ITEM 7 FINANCIAL STATEMENTS
This information is included in Part III Item 13 as Exhibits.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On April 12, 2007, the Company dismissed its certifying accountant, Robison, Hill & Co. (“Robison, Hill”). Robison, Hill’s reports on the financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles other than with respect to a modification concerning the Company continuing as a going concern.
The decision to change its certifying accountant was approved by the Company’s Board of Directors. During the years ended December 31, 2006 and 2005, the Company has not had any disagreements with Robison, Hill on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
Robison, Hill’s letter of confirmation addressed to the SEC dated April 16,2007, which is required pursuant to Item 304(a)(3) of Regulation S-B, is attached as an Exhibit hereto.
Effective April 19, 2007, The X-Change Corporation’s Board of Directors engaged KBA Group, LLP as the Company’s independent registered public accounting firm.
During the two fiscal years ended December 31, 2006 and the subsequent interim period through April 19, 2007, we did not consult with KBA Group, LLP regarding either:
(i)	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did KBA Group, LLP provide written or oral advice to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was either the subject of a disagreement, or a reportable event.
ITEM 8A (T) CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Identified Material Weaknesses
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:
1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;

2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;

3.	We did not obtain attestations by all employees regarding their understanding of and compliance with policies related to their employment;

4.	We had not adopted a formal Code of Ethics and accordingly did not obtain attestations by all members of our board of directors, our executive officers and our senior financial officers regarding their compliance with a Code of Ethics and a Code of Ethics did not formally apply to our other employees. However we do maintain an employee handbook which is executed by all employees and is intended to fulfill this purpose.

5.	We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.

6.	Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions.

7.	We had not fully implemented certain control activities and capabilities included in the design of our financial system.

8.	We had not identified certain accounting issues which resulted in the need to restate the financial statements for 2006 and 2005.
A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer concluded we did not maintain effective internal control over financial reporting as of December 31, 2007.

Management’s Remediation Initiatives
We are in the process of evaluating our material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate. The Company will continue periodically assessing the cost versus benefit of adding the resources that would improve segregation of duties. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.
In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:
1.	Identify and retain at least two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

2.	Enhance entity level controls by instituting more formal documentation of management and board meetings.

3.	Establish comprehensive formal general accounting policies and procedures and require employees to sign off such policies and procedures as documentation of their understanding of and compliance with Company policies;

4.	Develop and insure all employees are subject to our Code of Ethics and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation;

5.	Supplement appropriate management oversight and approval activities in the areas of vendor bill payments, employee expense reimbursements, customer invoicing, and period-end closing processes.
We anticipate that the above initiatives will be at least partially, if not fully, implemented during 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.
Conclusion
The above identified material weaknesses did not result in any material audit adjustments to our 2007 financial statements except as related to the items affected by our restatement for 2006. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in a future annual or interim period.
Changes in Internal Control over Financial Reporting
The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
ITEM 8B OTHER INFORMATION
None.
PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth all of our current directors and executive officers and their ages as of the date of this report.

Name	Age	Positions Held

Michael L. Sheriff	62	President, Chief Executive Officer and Chairman of the Board

Kathleen Hanafan	47	President, Chief Operating Officer, Director

George DeCourcy	55	Chief Financial Officer, Secretary, Director

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
Executive Officers and Directors
Michael Sheriff, Chairman, CEO and Director
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
Kathleen Hanafan, President, COO and Director
Ms. Hanafan joined the Company in January 2007 and is responsible for managing the day-to-day activities of the corporation. Ms Hanafan has 20 years of executive experience driving revenues for both major corporations and highly successful niche-focused companies. Ms. Hanafan was founder, president and CEO of Onit Communications, a Voice over Internet Protocol (VoIP) IP Centrex Company. Ms Hanafan grew the company into one of the largest B2B VoIP enterprises nationally through a combination of organic growth and key mergers and acquisitions. Before founding Onit, Ms Hanafan has served as executive management with VCampus Corporation, Primedia Workplace Learning, BroadbandNow, Archstone Communities, Inc, and Telecommunications, Inc.
George DeCourcy, CFO and Director
Mr. DeCourcy joined the Company in July 2007 and has over 30 years financial management experience in high tech and other business sectors. From 2001 through 2006, he was president of Dallas-based Carriage Financial, where he spearheaded financings for manufacturing, distribution and real estate enterprises. From 1995 through 2001, Mr. DeCourcy was co-founder, president and CFO of Anacom Communications, Inc., one of the first Internet-based processors of credit card transactions for merchants. Prior to this, he served as executive vice president and CFO at Senior Living Properties, where he designed a publicly traded real estate investment trust for the senior housing industry. Earlier, he was executive vice president and CFO at Triland International Inc., where he structured, negotiated and drafted over 100 joint venture transactions with private and institutional investors. He began his career as a tax manager with Arthur Andersen & Company. Mr. DeCourcy is a CPA (Texas), and holds degrees in accounting, finance and economics from Carleton University in Ottawa, Canada, and is an Executive MBA candidate at the University of Texas at Dallas.

Other Significant Employees
In addition to the executive officers and directors described above, we also have the following significant employees in our operating subsidiary:
Ivan Chow, Chief Technical Officer and Sr. Vice President of Software Solutions
Ivan Chow, AirGATE’s chief technical officer and senior vice president of software solutions since October 2004, has over 17 years of technology experience. Prior to joining us, Mr. Chow founded a company called IP Communications, which developed a Voice IP gateway over the Internet. Prior to IP Communications, Mr. Chow served as Engineer for Sprint and developed a middleware system called Distributed Computing Architecture (DCA). Mr. Chow’s has also worked for the Super Conducting Super Collider.
Terry Roberts, Chief Information Officer
Terry Roberts, Chief Information Officer, joined the company in 2006 as VP of Operations and managed engineering, research & development, specialized projects, strategic alliances and distributions. Mr. Roberts has more than 25 years experience in engineering, developing and distributing complex technology solutions to fortune 1000 companies and government subsidiaries.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greather-than-10-percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements were complied with except for the following: Mike Sheriff did not timely file a Form 4 and the following persons did not timely file reports on Form 3: Kathleen Hanafan, George DeCourcy, Karey Daniels, Scott Thompson and H. David Friedman. However as of the date of this report, all such Form 3 reports have been filed with the exception of H. David Friedman, a former director.
Audit Committee Financial Expert
We do not have an audit committee or an independent “audit committee financial expert” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. Like many small companies, it is difficult for us to attract and retain independent board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. Further, we have no compensation or nominating committee. Since we do not have these board committees our Board of Directors serves the roles of such committees.
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

The following table provides summary information concerning cash and non-cash compensation paid to or earned by our principal executive officers in the three most recent fiscal years. We do not have any other executive officers.
Summary Compensation Table

					Stock	Option	Option
Name	Year		Salary	Bonus	Awards	Awards	Awards	All Other
Prinicpal Positions	Ended		($)	($)	(A)	($) (B)	No. shares	Compensation

Mike Sheriff	2007		155,625	22,000	—	—	—	—
CEO	2006		125,000	—	—	—	—	—
	2005		109,167	—	—	—	—	—

Kathleen Hanafan	2007	(1)	147,667	22,000	—	362,900	2,000,000	—
President and COO

George DeCourcy	2007	(2)	64,164	10,000	—	291,975	1,500,000	—
CFO

Karey Daniels	2007	(3)	64,164	—	—	—	—	—
Prior CFO	2006		120,000	—	8,200	—	—	—
	2005		48,500	—	—	—	—	—

Robert Barbee	2007		—	—	—	—	—	—
Prior VP Operations	2006		120,000	—	—	—	—	—
	2005		48,500	—	—	—	—	—

A.	Direct stock grant was made of 50,000 shares to Karey Daniels, the former CFO of the company. These shares were valued at $8,200.

B.	The stock option awards are valued using the grant date value calculated in accordance with FAS 123(R) and are not discounted for factors such as trading restrictions, vesting limitations and other traditional discounts. See Notes to the Financial Statements for a discussion of the relevant assumptions used in calculating these values.

1.	Represents compensation earned from January 15, 2007 date of hire by Company. Ms. Hanafan was awarded an additional 100,000 shares prior to employment for work as a consultant on a financing matter.

2.	Represents compensation earned from July 17, 2007 date of hire.

3.	Represents compensation through June 11, 2007 date of departure.

Stock Option Grants in 2007 to Named Executives

	Number of Shares	% or total options	Exercise	Expiration
Name	Underlying Options	granted employees	Price	Date

Kathleen Hanafan	2,000,000	41.7%	$0.20	6/20/2017

George DeCourcy	1,500,000	31.3%	$0.22	6/20/2017
Aggregate Option Exercises in 2007 and Year End Option Values
The following table provides information as to options exercised, if any, by each of the named executives for 2007.

			Number of securities		Value of Unexercised
	Shares	Value	Underlying Unexercised		In-the-Money Options
	Aquired On	Realized	Options at December 31, 2007		at December 31, 2007
Name	Exercise	($)	Excercisable	Unexercisable	Excercisable	Unexercisable

Kathleen Hanafan	—	—	500,000	1,500,000	$20,000	$60,000

George DeCourcy	—	—	500,000	1,000,000	$10,000	$20,000
Compensation of Directors
Currently we do not pay any cash compensation to our directors, nor do we have formal arrangements for any other form of compensation or reimbursements. We compensate independent directors through grant of options of our common stock. During 2007, Mr. David Friedman, was our only independent director, received stock options for 200,000 shares of the Company’s common stock at an exercise price of $0.20 and valued at $36,860 in accordance with FAS 123(R). See the Notes to the Financial Statements for further explanation of valuation techniques and assumptions used pursuant to the FAS 123(R) guidelines. Directors who are officers or employees of the Company receive no fees for service on the board of directors or committees thereof.
Employment Contracts
On October 1, 2007, the Company entered into an employment contract with Mr. Michael Sheriff, as the Company’s CEO. The agreement provides for a salary at an annual rate of $225,000 with an agreed waiver, in steps, of up to $65,000 annually until adequate financing is secured for the Company. The contract also provides for discretionary annual bonuses as approved by the board of directors. Subject to notice requirements, Mr. Sheriff is essentially an “at will” employee of the Company and may be terminated upon thirty days notice in which case he would be entitled to continuation of his then current salary for a six month period. The contract also includes a change in control provision which could entitle Mr. Sheriff to a continuation of salary and benefits for up to a two year period.
On October 1, 2007 the Company entered into employment contracts with Ms. Kathleen Hanafan as Chief Operating Officer, since also designated as President, and Mr. George DeCourcy, the CFO for the Company. Their agreements provide for a salary at the annual rate of $205,000 with an agreed waiver, in steps, of up to $65,000 annually until adequate financing is secured for the Company. Their contracts also provide for discretionary annual bonuses as approved by the Company. Subject to notice requirements, they are essentially “at will” employees of the Company and may be terminated upon thirty days notice in which case they would be entitled to continuation of the then current salary for a six month period unless termination is for “good cause”. The contract also includes a change in control provision which could entitle the employee to a continuation of salary and benefits for up to a two year period. Compensation by way of participation in the Company’s stock incentive plan is entirely at the discretion of the Company,

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership as the date of this report, of our common stock, our only class of outstanding voting equity, by:
•	each person who, to our knowledge, is the beneficial owner of more than five percent of our common stock;

•	each director and executive officer of the X-Change Corporation; and

•	all of our directors and officers as a group.
Information relating to beneficial ownership of the X-Change Corporation is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investing power,” which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the referenced date. The following table is based on aggregate beneficial ownership potential of shares at December 31, 2007.

			Amount and Nature		Total
	Name and Address of	Amount of	of Indirect		Beneficial	Percent of
Title of Class	Beneficial Owner	Direct Ownership	Beneficial Ownership		Ownership	Class (1)

Voting Common	Ironman Energy Partners II, L.P.	—	5,812,500	(2)	5,812,500	15.54%
	2211 Norfolk, Suite 611
	Houston, TX 77098

Voting Common	Samson Investment Company	—	5,812,500	(2)	5,812,500	15.54%
	2 West Second St., Tulsa OK 74103

Voting Common	John Thomas Bridge & Opportunity Fund LP	—	1,875,000	(3)	1,875,000	5.60%
	3 Riverway #1800 Houston TX 77056

Voting Common	Philip A Carpenter	1,187,501	2,375,002	(4)	3,562,503	10.13%
	777 S. Figueroa St., 50th Floor
	Los Angeles, CA 90017

Voting Common	Sarah Palmer
	1125 East Mass. Ave	1,020,834	2,041,668	(5)	3,062,502	8.84%
	Southern Pines, NC 28387

Voting Common	South Beach Live, Inc.	1,170,000	967,023	(6)	2,137,023	6.34%
	416 CR 364
	Melissa, TX 75054

Voting Common	Michael Sheriff	5,450,000	1,200,000	(7)	6,650,000	17.39%
	710 Century Parkway
	Allen, TX 77013

Voting Common	Kathleen Hanafan	100,000	1,000,000		1,100,000	3.36%
	710 Century Parkway
	Allen, TX 77013

Voting Common	George DeCourcy	—	500,000		500,000	1.56%
	710 Century Parkway
	Allen, TX 77013

Voting Common	David Friedman (Director)	—	200,000		200,000	0.63%
	10015 Glen Canyon Dr.
	Dallas, TX 75243

Voting Common	All directors & officers as a group	5,550,000	2,900,000	(8)	8,450,000	21.10%

Voting Common	LaJolla Cove Investors Inc.	—	1,416,666	(9)	1,416,666	4.29%
	7817 Herschel Avenue
	LaJolla, CA 92037

(1)	Applicable percentages of ownership for each stockholder are based on 31,589,501 outstanding shares of common stock on December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of December 31, 2007 are deemed to be beneficially owned by the person holding such derivative securities for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of conversion rights for 3,875,000 shares and warrant rights for 1,937,500 shares.

(3)	Consists of conversion rights for 1,250,000 shares and warrant rights for 625,000 shares.

(4)	Indirect rights consist of warrant rights for 2,375,002 shares.

(5)	Indirect rights consist of warrant rights for 2,041,668 shares.

(6)	Indirect rights consist of conversion rights on note payable.

(7)	Indirect ownership via beneficial ownership rules.

(8)	Indirect ownership is in the form of vested or to be vested (within 60 days) stock options in addition to the amount shown in note 7 which is included herein.

(9)	Amounts indicated are estimated based on reasonable application of beneficial ownership rules given variable conversion rights and expected exercise provisions. Though estimate indicates a beneficial value below 5%, this item is being disclosed because actual exercise rights are not easily determined and could vary substantially.
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On August 15, 2006, we executed a promissory note with Melissa CR 364 Ltd., a Texas limited partnership, providing us with a $1,000,000 line of credit with an interest rate of 10% per annum. At the time of origination of this note, an executive and beneficial owner of Melissa CR 364 Ltd. was a beneficial owner of common stock and we believed this note should be deemed classified as from a related party. As of the date of this report, $797,794 of this indebtedness was outstanding however we no longer consider Melissa CR 364 Ltd. to be a related party..
ITEM 13 EXHIBITS
(a)	Consolidated Financial Statements. — The following consolidated financial statements of X-Change Corporation and subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)	The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit No.	Exhibit Name

3.1	Articles of Incorporation. Incorporated herein by reference to Exhibit 3.01(i) on Form 8-K filed on January 23,2008.

3.2	Amended and Restated Bylaws of The X-Change Corporation. Incorporated herein by reference to Exhibit 3.01(ii) on Form 8-K filed on January 23, 2008.

10.1
Promissory Note, dated August 15, 2006, between the X-Change Corporation and Melissa CR 364 Ltd. Incorporated herein by reference to Exhibit 10.01 included with our Current Report on Form 8-K filed with the SEC on August 21, 2006.

10.2	Form of Subscription Agreement, Private Placement. Incorporated herein by reference to Exhibit 10.1 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.

10.3	Form of Registration Rights Agreement, Private Placement. Incorporated herein by reference to Exhibit 10.2 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007.

10.4
Form of $0.60 Warrant Agreement, Private Placement. Incorporated herein by reference to Exhibit 10.3 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007 and altered only as to price which was originally stated at $1.50.

10.5
Form of $0.84 Warrant Agreement, Private Placement. Incorporated herein by reference to Exhibit 10.4 included with our Current Report on Form 8-K filed with the SEC on February 23, 2007 and altered only as to price which was originally stated at $2.00.

10.6
Memorandum of Understanding, dated December 3, 2004, between AirGATE Technologies and Hexion Specialty Chemicals (formerly Borden Chemical Inc.) Incorporated herein by reference to Exhibit 10.6 on Form 10-KSB for the year ended December 31, 2006 filed April 6, 2007. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.7
Phase II of Memorandum of Understanding, effective January 3 2006, between AirGATE Technologies and Hexion Specialty Chemicals. Incorporated herein by reference to Exhibit 10.7 on Form 10-KSB for the year ended December 31, 2006 filed April 6, 2007. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.8
First Amendment to Memorandum of Understanding, dated September 12, 2006, between AirGATE Technologies and Hexion Specialty Chemicals. Incorporated herein by reference to Exhibit 10.8 on Form 10-KSB for the year ended December 31, 2006 filed April 6, 2007. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.9
Development Agreement, dated October 26, 2006, between AirGATE Technologies and Graco Children’s Products, Inc. (a unit of Newell Rubbermaid, Inc.) Incorporated herein by reference to Exhibit 10.9 on Form 10-KSB for the year ended December 31, 2006 filed April 6, 2007. (Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.)

10.10
Securities Purchase Agreement between X-Change Corporation and La Jolla Cove Investors, Inc. effective August 30, 2007. Incorporated herein by reference to Exhibit 99(ii) on Form 8-K filed on September 7, 2007.

Exhibit No.		Exhibit Name

10.11
6.25% Convertible Debenture between X-Change Corporation and La Jolla Cove Investors, Inc. effective August 30, 2007. Incorporated herein by reference to Exhibit 99(iii) on Form 8-K filed on September 7, 2007.

10.12
Warrant to purchase common stock between X-Change Corporation and La Jolla Cove Investors, Inc. effective August 30, 2007. Incorporated herein by reference to Exhibit 99(iv) on Form 8-K filed on September 7, 2007.

10.13
Securities Purchase Agreement, dated December 4, 2007, by and among X-Change, AirGATE, and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on December 10, 2007.

10.14
Form of Senior Secured Convertible Term Note—Tranche A, dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 4.2 on Form 8-K filed on December 10, 2007.

10.15
Form of Tranche A Warrant dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 10, 2007.

10.16
Registration Rights Agreement dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP, and Tejas Securities Group, Inc. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 10, 2007.

10.17
Security and Guaranty Agreements dated December 4, 2007 by and among X-Change, AirGATE and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibits 10.3 and 10.4 respectively on Form 8-K filed on December 10, 2007.

10.18	*	Employment Agreement dated October 1, 2007 by and between the Company and Michael Sheriff, the Company’s Chief Executive Officer.

10.19	*	Employment Agreement dated October 1, 2007 by and between the Company and Kathleen Hanafan, the Company’s President and Chief Operating Officer.

10.20	*	Employment Agreement dated October 1, 2007 by and between the Company and George DeCourcy, the Company’s Chief Financial Officer.
10.21	*	X-Change Corporation 2007 Stock Incentive Plan

16.1		Letter on change in certifying accountant signed by Robison Hill & Company. Incorporated herein by reference to Exhibit 99.1 on Form 10-K filed April, 19, 2007

21.1	*	List of subsidiaries

31.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Robison, Hill & Company (“RHC”) and KBA Group (“KBA”) for professional services rendered for the years ended December 31, 2007 and 2006:

	2007		2006
Service	KBA	RHC	KBA	RHC
Audit Fees	$37,219	$26,400	$—	$14,340
Audit Related Services	—	—	—	—
Tax Fees	—	—	—	—
All other Fees	—	—	—	—
Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company, our prior accountants, KBA Group LLP, our current independent accountants, in connection with statutory and regulatory filings or engagements.
Audit Related Services consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.
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

THE X-CHANGE CORPORATION (Registrant)
Dated: April 11, 2008	By:	/s/ Michael L. Sheriff
Michael L. Sheriff, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of March 2008.

Signature	Date	Capacity

/s/ Michael L. Sheriff Michael L. Sheriff	April 11, 2008	Chairman of the Board

/s/ Kathleen Hanafan Kathleen Hanafan	April 11, 2008	Director, President and Chief Operating Officer

/s/ George DeCourcy George DeCourcy	April 11, 2008	Director, Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The X-Change Corporation
We have audited the accompanying consolidated balance sheet of The X-Change Corporation and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The X-Change Corporation and its subsidiary as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, utilizes substantial cash in its operations and is dependent on access to external financing. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KBA Group LLP
Dallas, Texas
April 10, 2008

Report of Prior Independent Registered Public Accounting Firm

ROBISON, HILL & CO.	CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
The X-Change Corporation
(A Development Stage Company)
We have audited the accompanying consolidated balance sheet of The X-Change Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Salt Lake City, Utah
April 4, 2007 except for footnote 13
for which the date is April 8, 2008

THE X-CHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(Restated)
ASSETS
Current assets:
Cash	$739,869	$1,955
Accounts receivable, net of allowance for doubtful accounts of $35,663 in 2007	79,729	119,053
Prepaid expenses	1,339	61,000
Deposits	40,770	15,886

Total current assets	861,707	197,894

Property and equipment, net	51,976	69,009
Debt issuance costs, net	608,648	—

TOTAL ASSETS	$1,522,331	$266,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible note payable	$797,794	$—
less unamortized discount on convertible debt	(243,039)	—
Related party loans payable	—	120,000
Accounts payable	461,660	297,557
Accrued expenses	38,413	139,933
Deferred revenue	—	27,000
Customer deposits	30,000	—

Total current liabilities	1,084,828	584,490

Long-term liabilities:
Convertible long-term notes payable	2,221,600	—
less unamortized discount on convertible debt	(2,133,620)	—
Convertible long-term related party note payable	—	797,794
less unamortized discount on related party convertible debt	—	(629,331)

TOTAL LIABILITIES	1,172,808	752,953

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $.001, authorized 10,000,000 shares, none issued at December 31, 2007 and December 31, 2006	—	—
Common stock, par value $.001, authorized 100,000,000 shares, issued 31,589,501 and 27,764,500 at December 31, 2007 and December 31, 2006 respectively	31,590	27,765
Additional paid-in capital	15,748,998	11,717,497
Accumulated deficit	(15,431,065)	(12,231,312)

Total stockholders’ equity (deficit)	349,523	(486,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,522,331	$266,903

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
		(Restated)

Revenues	$1,626,654	$1,130,308

Expenses
Research & development	1,892,242	1,143,356
Sales & marketing	462,605	315,568
General & administrative	1,892,412	1,611,001

Operating expenses	4,247,259	3,069,925

Operating loss	(2,620,605)	(1,939,617)

Other income (expense)
Interest expense including $44,107 to a related party for the year ended December 31, 2006 and including amortization of note discounts of $454,832 and $127,619 (related party) for the years ended December 31, 2007 and 2006, respectively	(582,948)	(171,861)
Interest income	3,800	32

Net loss from continuing operations	(3,199,753)	(2,111,446)

Loss from discontinued operations	—	(10,221)

Net loss	$(3,199,753)	$(2,121,667)

Loss per share, basic & diluted	$(0.11)	$(0.08)

Weighted average shares outstanding, basic & diluted	30,326,515	27,399,500

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2007 and 2006

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2005	26,712,000	$26,712	$9,870,399	$(10,109,645)	$(212,534)

Shares issued to Hexion (restated)	500,000	500	289,500	—	290,000
Shares issued for services (restated)	652,500	653	800,548	—	801,201
Shares issued for settlement	(100,000)	(100)	100	—	—
Debt discount on note payable (restated)	—	—	756,950	—	756,950
Net loss (restated)	—	—	—	(2,121,667)	(2,121,667)

Balance at December 31, 2006	27,764,500	27,765	11,717,497	(12,231,312)	(486,050)

Shares issued for cash	3,725,001	3,725	1,113,775	—	1,117,500
Shares issued for services	100,000	100	(100)	—	—
Stock based compensation	—	—	488,517	—	488,517
Debt discount on note payable	—	—	2,202,160	—	2,202,160
Warrants issued for financing fees	—	—	227,149	—	227,149
Net loss	—	—	—	(3,199,753)	(3,199,753)

Balance at December 31, 2007	31,589,501	$31,590	$15,748,998	$(15,431,065)	$349,523

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,199,753)	$(2,121,667)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	22,671	20,546
Hexion related costs satisfied with stock	—	290,000
Stock issued for services	—	801,201
Stock based compensation expense	488,517	—
Amortization of financing fees	11,489	—
Amortization of debt discount (related party amounts of $127,619 for 2006)	454,832	127,619
Net cash used in discontinued operations	—	10,222
Change in operating assets and liabilities:
Accounts receivable	39,324	(119,053)
Deposits	(24,885)	(5,615)
Prepaid expenses	59,661	(61,000)
Accounts payable	164,103	194,304
Accrued expenses	(101,520)	128,856
Deferred revenue	(27,000)	27,000
Customer deposits	30,000	—

Net cash used by operations	(2,082,561)	(707,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,637)	(58,357)

Net cash used in investing activities	(5,637)	(58,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	1,117,500	—
Proceeds from related party notes	—	762,052
Payments on related party note	(120,000)	—
Proceeds from other notes payable, net of fees	1,828,612	—

Net cash provided by financing activities	2,826,112	762,052

Net increase (decrease) in cash	737,914	(3,892)
Cash at beginning of year	1,955	5,847

Cash at end of year	$739,869	$1,955

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Background and Summary of Significant Accounting Policies
This summary of accounting policies for the X-Change Corporation and subsidiaries (collectively the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles for the United States and have been consistently applied in the preparation of the financial statements.
Organization and History
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
X-Change Corporation acquired AirGATE Technologies, Inc, now a wholly owned subsidiary of the X-Change Corporation, on July 20, 2005 for 10,000,000 shares of our common stock.
Nature of Business
The Company’s business model is focused on furthering the success of its wholly owned subsidiary AirGATE Technologies, Inc. AirGATE is an end-to-end, solution-based company specializing in radio frequency identification (RFID) and related wireless technologies for the business-to-business customer. The Company focuses on RFID products and services in vertical markets, especially the oil and gas industry. This differentiates the Company from the traditional RFID supply chain model. The Company intends to deliver wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities.
Principles of Consolidation
The consolidated financial statements include the accounts of The X-Change Corporation and its wholly owned subsidiaries. The operations of Curado Energy Resources, Inc., previously a wholly owned subsidiary, were discontinued in 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.
Nature of Operations and Going Concern
The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.
Several conditions and events cast doubt about the Company’s ability to continue as a going concern. The Company has incurred substantial net losses in the periods being reported on. The Company is dependent upon the expected cash flow of several ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. During 2007, the Company raised approximately $3 million in three separate transactions including a private placement and two financings structured as convertible debt.
The Company’s future capital requirements will depend on numerous factors including, but not limited to, its ability to perform on current and future development contracts and the commercialization thereof.
These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
If the Company were unable to continue as a going concern, then substantial adjustments could be necessary to the reported carrying values of assets and the reported amounts of its liabilities.
Convertible Debt Instruments
The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

During 2006 and 2007, the Company entered into three financings structured as convertible debt transactions with principal amounts totaling approximately $3,019,000 and which remain outstanding at December 31, 2007. In two instances, these instruments were issued with additional warrants. Of approximately $3,019,000 of debt financing, approximately $2,959,000 has been recorded as debt discount and is being amortized as interest expense over the term of the respective financings in addition to the contractual interest payable on these instruments. This amortization is a non-cash charge.
Accounting for Stock Options
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values at the time of grant. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107) in March 2005, which provides supplemental SFAS 123R application guidance.
The valuation techniques used in applying these provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company’s stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.
The Company has recorded, and expects to record in the future, substantial non-cash compensation expense which is not expected to have a significant effect on our financial condition or cash flows but are expected to have a significant, adverse effect on our reported results of operations.
The Company follows the provisions of FAS-123R and emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services”, for equity instruments granted to non-employees.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. The Company makes significant assumptions in arriving at estimates and recording of stock based compensation expense, debt instrument components and the allowance for doubtful accounts. Actual results could differ from these estimates and the differences may be significant.
Revenue Recognition
The Company generates revenues primarily from RFID special application development contracts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). Revenue includes amounts earned from collaborative agreements and feasibility studies and is comprised of reimbursed research and development costs as well as upfront and milestone payments.
Revenue from the sale of products is recognized at the time the product is shipped and the title transfers to customers, provided no continuing obligation exists and there is reasonable assurance of collection.
Non-refundable upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized over the term of the collaborative agreement. Such period generally represents the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators.
Milestone payments are recognized as revenue upon achievement of the “at risk” milestone events which represent the culmination of the earnings process related to that milestone. These events are generally acknowledged by the customer in a sign-off process.

Revenues pursuant to servicing or support agreements are recognized over the term of those contracts and are generally separate from research and development agreements or product delivery agreements.
Trade Receivables and Allowance for Doubtful Accounts
Trade accounts receivable, which are not collateralized, are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
Financing Fees
Financing fees recorded in connection with debt issuances are amortized on a straight-line basis over the maturity term of the related debt.
Fair Market Value of Financial Instruments
The Company’s financial instruments include accounts receivable, accounts payable, notes payable and debentures. The carrying value of these instruments approximates market value because of their short term nature or because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risk.
Impairment of Long-Lived Assets
The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.
Concentrations of Credit Risk
Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable. To minimize risk, substantially all of the Company’s cash and investments are kept with a major U.S. financial institution. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.
Depreciation
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of five years. Maintenance and repairs are charged to operations as incurred.
Research and Development
Research and development costs are expensed as incurred.
Loss per Share
Basic loss per share has been computed by dividing the net loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The effects of common stock equivalents are anti-dilutive and accordingly are excluded from the diluted loss per share computation. Therefore, diluted loss is equal to basic loss per share. If all potentially dilutive instruments (warrants, options and convertible notes) were converted to common shares, total outstanding shares would be approximately 89.4 million shares, subject to conversion terms on certain convertible notes.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.
In July 2006, the Financial Accounting Standards Board released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of its implementation of FIN 48.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of this information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In February, 2008, FASB issued a staff position, Effective Date of FASB Statement No. 157 (FSP 157-2) which defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets such as property plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis is not expected to have a material impact on the Company’s consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS 157 relating to our planned January 1, 2009 adoption of the remainder of the standard.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 11”, (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company has not yet determined the impact, if any, that SFAS 159 will have on its financial position or results of operations.
Note 2 Property and Equipment
Property and equipment consist of the following:

	December 31,
	2007	2006
Equipment	$36,982	$36,082
Furniture and Fixtures	69,582	64,845

	106,564	100,927
Accumulated depreciation	(54,588)	(31,918)

	$51,976	$69,009

Depreciation totaled $22,671 and $20,547 during 2007 and 2006 respectively.

Note 3 Deferred Costs
During 2007 significant costs were incurred in arranging and placement of several debt financings. The amounts recorded include commissions, underwriter fees, legal fees and an estimated value of warrants issued for services rendered in connection with debt issuances. The valuation techniques used in applying the warrant valuation provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company’s stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the warrants issued have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the warrant valuations do not necessarily provide a reliable single measure of their fair value. The net amount of debt issuance costs of $608,648 recorded at December 31, 2007 includes a net amount of $223,742 relating to warrants issued in connection with debt.
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
Note 4 Commitments and Contingencies
On November 4, 2005, The Company entered into a commercial lease agreement with Armet Bethany Limited Partnership for approximately 11,400 square feet of rentable area in Bethany Tech Center at 710 Century Parkway in Allen, Texas. The term of the lease is 62 months commencing on November 1, 2005 and ending on December 31, 2010. The Company has no option to extend the lease. The base rent under the lease is as follows: January 1, 2006 to December 31, 2006: $7,600 per month; and January 1, 2007 to December 31, 2010: $8,075 per month. In addition to base rent, the Company will be responsible for certain costs and expenses specified in the lease, including without limitation, certain utility, HVAC service, insurance, maintenance, repair, tax, insurance and common area maintenance costs and expenses. Rent expense for 2007 and 2006 totaled $99,138 and $85,681 respectively.
Lease payments due under the commercial lease agreement for each of the five years subsequent to December 31, 2007 and thereafter are as follows:

Year ending:	Amount
2008	$96,900
2009	96,900
2010	96,900
2011	—
Thereafter	—

Total	$290,700

In December 2007, in connection with entering into a partner-reseller agreement with Identec Solutions Inc., the Company agreed to purchase components and services totaling a minimum of $100,000 during 2008.
Note 5 Debt Financing Arrangements
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

The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note of $756,950, and is amortizing this amount over the two year life of the note resulting in non-cash charges to earnings included in interest expense over a two year period. The amortization expense related to this feature for the year ending December 31, 2007 and 2006 is $386,292 and $127,619 respectively. At December 31, 2007, the principal amount of the Melissa Note outstanding is $797,794. The note is shown in 2006 as a long term note payable to a related party. As the note is now due in less than one year and the holder is no longer a related party, the 2007 amount is shown as a current note payable.
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
The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the “Act”), which is at the Company’s option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company’s common stock. The number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. The Company can prevent conversion if the trading price falls below $0.30 per share on the date LCII elects to convert. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.
In the event that the entire $400,000 of the convertible debentures is converted in conjunction with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company’s common stock over the term of the conversion process.
The Company allocated the proceeds from the debentures between the warrants and the debt based on the estimated relative fair value of the warrants and the debt. The value of the warrants was calculated at $273,634 using the Black-Scholes model and the following assumptions: discount rate of 4.1%, volatility of 156% and expected term of three years. The Company also calculated a beneficial conversion feature totaling $126,366. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature (total $400,000) over the term of the debentures. This non-cash charge to income is included in interest expense. At December 31, 2007, the principal amount of convertible debentures outstanding totaled $400,000.
SIJ Financing
On December 4, 2007, the Company entered into a Securities Purchase Agreement (“SPA”) with Samson Investment Company (“Samson”), Ironman PI Fund (QP), LP (“Ironman”), and John Thomas Bridge & Opportunity Fund, LP (“Opportunity Fund”) (“SIJ Investors”). In addition to the SPA, with each of the SIJ Investors the Company also entered into a Senior Secured Convertible Term Note—Tranche A (“Tranche A Notes”) and a Tranche A Warrant (“Tranche A Warrants”). The Company, the SIJ Investors and Tejas Securities Group, Inc. (“Tejas”) also executed a Registration Rights Agreement (“RRA”). Finally, the Company and the Investors executed a Security Agreement and a Guaranty Agreement.
The SPA provides the terms on which the SIJ Investors provided the Company with $1.8 million in cash and the Company in return issuing the Tranche A Notes, Tranche A Warrants and providing certain registration obligations as set forth in the RRA. The SPA also affords the SIJ Investors with preemptive rights. A second, Tranche B, financing is addressed in the SPA and shall occur if and when X-Change enters into a definitive development agreement for an RFID drill pipe tagging system with an entity deemed acceptable to the SIJ Investors. If the Company achieves this milestone, the SIJ Investors shall provide an additional $1.8 million in cash and the Company shall issue Tranche B documents substantially similar to the Tranche A Notes and Tranche A Warrants.
The Tranche A Notes obligates the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum. Principal on these notes is due five years after issuance. Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes. The Tranche A Notes are convertible at the option of the Investors at a conversion price of $0.20. An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company’s achieving certain commercialization milestones.

As additional consideration for the $1.8 million cash, the Company issued the SIJ Investors Tranche A Warrants that are exercisable into 4.5 million shares of the Company’s common stock at $0.50 per share. These warrants are exercisable for five years. The Company also issued Tejas a warrant to purchase 630,000 shares of X-Change common stock at $0.20 per share.
All shares of the Company’s common stock issuable upon conversion of the Tranche A Notes and exercise of the Tranche A Warrants, as well as shares issuable to Tejas upon exercise of their warrant rights are subject to the RRA. Pursuant to the RRA, the Company agreed to register, at its expense, all such shares upon request of an SIJ Investor, provided that no demand may be made within 180 days of the date of the closing. In the event the Company and the SIJ Investors engage in a Tranche B financing, the Company’s common stock issuable upon conversion of any Tranche B Notes and exercise of any Tranche B Warrants shall also be registered in accordance with the RRA.
The obligations of the Company under the Tranche A Notes are secured by a lien on and security interest in all of AirGATE Technology Inc.’s assets.
The Company allocated the proceeds from the debentures between the warrants and the debt based on the estimated relative fair value of the warrants and the debt. The value of the warrants was calculated at $740,404 using the Black-Scholes model and the following assumptions: discount rate of 3.28%, volatility of 154% and expected term of five years. The Company also calculated a beneficial conversion feature totaling $1,059,596. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature (total $1,800,000) over the term of the debentures. Additionally, accrued interest is being capitalized to the note on a quarterly basis. As the accrued interest itself is convertible into common shares, additional beneficial conversion amounts are being calculated each quarter and amortized over the remaining term of the debentures. The non-cash charge to income for amortization of both warrant allocation and all beneficial conversion amounts is included in interest expense. At December 31, 2007, the principal amount of convertible debentures outstanding totaled $1,821,600.
The Company incurred debt issuance costs in connection with the SIJ Financing which were recorded at $579,315 including the value of warrants issued in connection with debt placement.
Other Related party Notes
On November 22, 2006, South Beach Live, a shareholder, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on February 21, 2007.
On December 18, 2006, Melissa CR 364 Ltd, a related entity, loaned the Company $60,000. This loan, including accrued interest at 10% per annum, was paid in full on March 20, 2007.
Note 6 Preferred Stock
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
As of December 31, 2007 and 2006, there were no preferred shares issued.
Note 7 Common Stock
•	On January 5, 2006, the Company issued 500,000 shares of common stock to Hexion Specialty Chemical, Inc. in connection with and as part of the development contract with Hexion. In return for the 500,000 shares, $290,000 was recorded as deferred costs and amortized during 2006 to operations expense. As part of the negotiation, the royalty period for the contract was extended from 5 to 7 years.

•	During 2006, 652,500 shares of common stock were issued to consultants to the Company as consideration for services rendered.

•	During 2007, 100,000 shares of common stock were issued to consultants to the Company as consideration for services rendered.

•	During the 2007, the Company issued 3,725,001 shares of common stock to outside investors under a private placement memorandum for proceeds in the amount of $1,117,500. Warrants were also issued in connection with this financing as detailed below.

•	During 2007, in connection with stock issuances for cash and various debt transactions, the Company issued 16,780,002 warrants for the purchase of shares of the Company’s stock as follows:

	Term in	Exercise
Shares	Years	Price
630,000	4	$0.20
200,000	3	0.40
4,500,000	4	0.50
3,725,001	5	0.60
3,725,001	5	0.84
4,000,000	4	1.00

16,780,002
Note 8 Stock Compensation
In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants. Under the 2007 Plan, the Company may grant up to 6,000,000 shares of common stock to its employees or directors. The exercise price of each option may not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options generally vest over a four year service period. The Plan has not yet been submitted for a vote of stockholders. The Company intends to present the 2007 Plan for stockholders’ approval during the next annual shareholders meeting.
The following table summarizes stock options outstanding and changes during year ended December 31, 2007. There were no grants prior to 2007.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value

Options outstanding at Jan 1, 2007	—
Options granted	4,800,000	$0.21
Options exercised	—
Options forfeited	325,000	0.20

Options outstanding at December 31, 2007	4,475,000	0.21	9.5	$134,250

Options exercisable at December 31, 2007	1,212,500	0.20	9.5	$48,500

Options available for grants as of December 31, 2007	1,525,000

Information related to stock options outstanding at December 31, 2007 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted Average	Weighted
	Number	Remaining	Average	Of	Remaining	Average
Range of	of	Contract Term	Exercise	Options	Contract Term	Exercise
Exercise Price	Options	(in years)	Price	Exercisable	(in years)	Price

$0.20 - $0.22	4,475,000	9.5	$0.21	1,212,500	9.5	$0.20

Additional information relating to stock options is presented below:

2007

Weighted average grant date fair value	$0.18

Total intrinsic value of options exercised during the year	$—

Total fair value of options vested during the year	$228,314

A summary status of the Company’s nonvested shares as of December 31, 2007 and changes during the year is presented below:

		Weighted Average
		grant-date
Non-vested Shares	Shares	fair value

Non-vested at January 1, 2007	—	$—
Granted	4,800,000	0.18
Vested	(1,212,500)	0.18
Forfeited	(325,000)	0.18

Non-vested at December 31, 2007	3,262,500	0.18

The following table summarizes non-cash stock-based compensation expense recorded under SFAS 123(R) for the year ended December 31, 2007.

Year ended
December 31, 2007

Research and development	$12,380
Sales and marketing	52,150
General and administrative	423,987

$488,517

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

2007
Weighted average assumptions used
Volatility	157.77%
Expected option term (years)	6 years
Risk-free interest rate	4.60%
Expected dividend yield	—
The Company’s assumption of expected volatility is based on the historical volatility of the Company’s stock price subsequent to purchasing AirGATE Technologies, Inc. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the date of grant. The expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 9 Legal Proceedings
On January 11, 2006, the Company and Michael Sheriff, Chief Executive Officer, commenced legal action against former employee James E. Flowers, Logix Consulting, Inc. and WaveTrac, Inc. in which we sought temporary and permanent injunctive relief and damages against the defendants as a result of their unlawful and malicious breach of contract (violation of non-disclosure provisions); breach of fiduciary duty, misappropriation of trade secrets and other proprietary information; tortuous interference with prospective business relationships; and conversion. As part of the legal action, the Company demanded the return of 4,250,000 shares of common stock held by Mr. Flowers. On November 15, 2006, an agreement and mutual general release was reached for this lawsuit pursuant to which Mr. Flowers was allowed to retain 950,000 shares of X-Change Corporation common stock, and Flowers agreed to return 3,300,000 shares of our common stock to Michael Sheriff, our Chief Executive Officer and President and Chairman of our Board of Directors. In addition, Mr. Flowers agreed to indemnify AirGATE Technologies and Mr. Sheriff from any tax consequences as a result of this settlement and agreed to a lock-up agreement relating to his shares, which shall also remain subject to applicable resale restrictions under applicable securities laws. The lock-up agreement limits his sales of our common stock on any given day to the greater of: (i) a daily total of ten percent (10%) of the average daily trading volume for the ten (10) trading days immediately preceding the date of sale of our common stock, or (ii) 100,000 shares, per month.
Note 10 Income Taxes
As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $4,287,000 that may be offset against future taxable income. No tax benefit has been recorded in the financial statements, because the Company could not determine whether it was more likely than not that the deferred tax asset would be realized. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. Significant components of the deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Net operating loss carryforwards	1,457,849	714,000
FAS123R option expense	166,096	—
Debt discount amortization	155,801	—
Other	22,170	—
Valuation allowance for deferred tax assets	(1,801,916)	(714,000)

	$—	$—

The Company’s net operating losses begin to expire for tax purposes in 2023 and are subject to ownership change limitations under Internal Revenue Code Section 382. The estimated tax benefit differs from the expected tax benefit primarily because of the increase in the valuation allowance. The valuation allowance increased by $1,087,916 and $374,000 in 2007 and 2006, respectively.
Note 11 Concentration of Risk
A substantial portion of the Company’s business has been concentrated with one customer, Hexion Specialty Chemicals, Inc. Sales revenue attributable to this customer amounts to 86% of total revenue for both 2007 and 2006. The year end accounts receivable amounts attributable to the customer total 99% and 28% at December 31, 2007 and 2006, respectively.
Note 12 Discontinued Operations
On June 30, 2006, Curado Energy Resources, Inc., a wholly owned subsidiary of the Company, was sold to a shareholder of the Company for $10 and the assumption of any potential liability pertaining to the subsidiary. During 2006, a loss has been recognized in connection with this subsidiary totaling $10,221.

Note 13 Restatement — 2006
During the 2007 and early 2008, the Company established that it had not accounted for certain transactions during 2006 and 2005 in accordance with valuation techniques necessary to be in conformance with generally accepted accounting principles and some other accounting issues. This resulted in a decision to restate the financial statements for the years ended December 31, 2006 and 2005. These adjustments can be summarized as follows:
•	The 2005 acquisition of AirGATE Technologies, Inc. was revised to reflect a valuation consistent with the market price of Company’s common stock at the date of acquisition.

•	All stock-based payments to non-employees for consulting services during 2005 and 2006 were revalued to reflect the market price of the Company’s common stock at the time of payment.

•	Debt Discount — The Company established that its related party note payable established in 2006 had an embedded beneficial conversion feature that had not been recorded in accordance with generally accepted accounting principles. This beneficial conversion feature was recorded and amortized over the term of the note.

•	Deferred Costs Amortization — In connection with the issuance of 500,000 shares to Hexion in January 2006, the estimated value of this transaction was previously recorded as a long-term asset. The Company subsequently determined that the issuance of the shares should be accounted for as a deferred cost. The Company has amortized the fair value of the revised value of these shares over the life of the related contract period from January to July 2006.

•	Revenue Recognition — The Company recognized revenue at the time of invoicing for development contract scheduled payments, which should be recognized over the life of the project.
The accounting impact of these transactions on operational data is summarized below.
Statement of Operations Data

	Year ending
	December 31, 2006
	Restated	Previously Filed
Revenue	$1,130,308	$1,154,573
Expenses	3,069,925	2,136,042

Operating loss	(1,939,617)	(981,469)
Other Income (Expense)	(171,829)	(44,210)
Income (Loss) from discontinued operations	(10,221)	(10,221)

Net Income (Loss)	$(2,121,667)	$(1,035,900)

Earnings per Share from Continuing Operations	$(0.08)	$(0.04)

Balance Sheet Data

	As of December 31, 2006
	Restated	Previously Filed
Assets	$266,903	$483,347
Liabilities	752,953	1,359,030

Stockholders’ Deficit	$(486,050)	$(875,683)

EXHIBIT INDEX

Exhibit No.	Exhibit Name

10.18*	Employment Agreement dated October 1, 2007 by and between the Company and Michael Sheriff, the Company’s Chief Executive Officer.

10.19*	Employment Agreement dated October 1, 2007 by and between the Company and Kathleen Hanafan, the Company’s President and Chief Operating Officer.

10.20*	Employment Agreement dated October 1, 2007 by and between the Company and George DeCourcy, the Company’s Chief Financial Officer.

10.21*	X-Change Corporation 2007 Stock Incentive Plan

21.1*	List of subsidiaries

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith