Form 10-Q
period 2008-03-31
X-CHANGE CORP
filed 2008-05-20
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
(972) 747-0051
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008 there were 31,589,501 shares of the registrant’s common stock outstanding.

THE X-CHANGE CORPORATION
FORM 10-Q

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$147,653	$739,869
Accounts receivable, net of allowance for doubtful accounts of $35,663 at March 31, 2008 and December 31, 2007	211,549	79,729
Prepaid expenses	34,930	1,339
Deposits	35,770	40,770

Total current assets	429,902	861,707

Property and equipment, net	46,503	51,976
Debt issuance costs, net	576,575	608,648

TOTAL ASSETS	$1,052,980	$1,522,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible note payable	$797,794	$797,794
less unamortized discount on convertible debt	(146,285)	(243,039)
Accounts payable	309,570	461,660
Accrued expenses	75,597	38,413
Customer deposits	30,000	30,000

Total current liabilities	1,066,676	1,084,828

Long-term liabilities:
Convertible long-term notes payable	2,246,016	2,221,600
less unamortized discount on convertible debt	(2,008,914)	(2,133,620)

TOTAL LIABILITIES	1,303,778	1,172,808

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $.001, authorized 10,000,000 shares, none issued at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $.001, authorized 100,000,000 shares, issued 31,589,501 at March 31, 2008 and December 31, 2007	31,590	31,590
Additional paid-in capital	15,826,481	15,748,998
Accumulated deficit	(16,108,869)	(15,431,065)

Total stockholders’ equity (deficit)	(250,798)	349,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,052,980	$1,522,331

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

Revenues	$343,607	$316,053

Expenses
Research & development	252,086	253,497
Sales & marketing	69,298	63,405
General & administrative	426,718	617,035

Total operating expenses	748,102	933,937

Operating loss	(404,495)	(617,884)

Other income (expense)
Interest expense including $117,811 to a related party for the three months ended March 31, 2007	(274,941)	(117,828)
Interest income	1,632	978

Net loss	$(677,804)	$(734,734)

Loss per share, basic & diluted	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted	31,589,501	28,427,000

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended March 31, 2008

	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit
Balance at December 31, 2007	31,589,501	$31,590	$15,748,998	$(15,431,065)
Stock-based compensation	—	—	77,483	—
Net loss	—	—	—	(677,804)

Balance at March 31, 2008	31,589,501	$31,590	$15,826,481	$(16,108,869)

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(677,804)	$(734,734)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	5,473	5,990
Stock based compensation expense	77,483	—
Amortization of financing fees	32,073	—
Amortization of debt discount (including $96,572 to a related party for the three months ended March 31, 2007)	221,460	96,572
Change in operating assets and liabilities:
Accounts receivable	(131,820)	1,695
Deposits	5,000	5,115
Prepaid expenses	(33,591)	—
Accounts payable	(152,090)	120,692
Accrued expenses	37,184	79,138
Deferred revenue	—	(27,000)
Customer deposits	—	30,000

Net cash used by operations	(616,632)	(422,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(840)

Net cash used in investing activities	—	(840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	—	550,000
Payments on debt	(1,000)	(120,000)
Proceeds from notes payable	25,416	—

Net cash provided by financing activities	24,416	430,000

Net increase (decrease) in cash	(592,216)	6,628
Cash at beginning of period	739,869	1,955

Cash at end of period	$147,653	$8,583

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Background and Summary of Significant Accounting Policies
This summary of accounting policies for the X-Change Corporation and subsidiaries (collectively the “Company”) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles for the United States and have been consistently applied in the preparation of the financial statements.
Organization and History
The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates. In this respect, we have engaged in numerous transactions since our inception. As of June 30, 2006, we have disposed of all of the assets and liabilities of all of our subsidiaries with the exception of AirGATE Technologies, Inc. (“AirGATE”).
Nature of Business
The Company’s business model is focused on furthering the success of its wholly owned subsidiary AirGATE. AirGATE is an end-to-end, solution-based company specializing in wireless technologies including radio frequency identification (“RFID”) for the business-to-business customer. The Company focuses on products and services in vertical markets, especially the oil and gas industry. The Company intends to deliver wireless solutions in selected vertical markets built around a strategy focused on high-value, high-return, recurring revenue opportunities.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements include the accounts of The X-Change Corporation and its wholly-owned subsidiary AirGATE (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. The Company’s consolidated balance sheet at March 31, 2008 and consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which was filed with the SEC on April 14, 2008 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Nature of Operations and Going Concern
The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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
These financial statements do not reflect adjustments that might be necessary if the Company were unable to continue as a going concern. While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.
If the Company were unable to continue as a going concern, then substantial adjustments could be necessary to the reported carrying values of assets and the reported amounts of its liabilities.

Loss per Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. The effects of common stock equivalents are anti-dilutive and accordingly are excluded from the diluted loss per share computation. Therefore, diluted loss is equal to basic loss per share. If all potentially dilutive instruments (warrants, options and convertible notes) were converted to common shares, total outstanding shares are estimated to be approximately 89.4 million shares at March 31, 2008, subject to conversion terms on certain convertible notes.
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

Note 2 Stock Compensation
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
The following table summarizes stock options outstanding and changes during the quarter ended March 31, 2008.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value

Options outstanding at January 1, 2008	4,475,000
Options granted	100,000	$0.20
Options exercised	—
Options forfeited	112,500	0.20

Options outstanding at March 31, 2008	4,462,500	0.21	9.2	$—

Options exerciseable at March 31, 2008	2,350,000	0.20	9.2	$—

Options available for grants as of March 31, 2008	1,525,000

Information related to stock options outstanding at March 31, 2008 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted Average	Weighted
	Number	Remaining	Average	Of	Remaining	Average
Range of	of	Contract Term	Exercise	Options	Contract Term	Exercise
Exercise Price	Options	(in years)	Price	Exercisable	(in years)	Price

$0.20 – $0.22	4,462,500	9.2	$0.21	2,350,000	9.2	$0.20
Additional information relating to stock options is presented below.

Quarter ended
March 31, 2008

Weighted average grant date fair value	$0.19

Total intrinsic value of options exericised during the period	$—

Total fair value of options vested during the period	$242,948

A summary status of the Company’s nonvested shares as of March 31, 2008 and changes during the quarter is presented below:

		Weighted Average
		grant-date
Non-vested Shares	Shares	fair value

Non-vested at January 1, 2008	3,262,500	$0.18
Granted	100,000	0.19
Vested	(1,137,500)	0.18
Forfeited	(112,500)	0.18

Non-vested at March 31, 2008	2,112,500	0.18

The following table summarizes non-cash stock-based compensation expense recorded under SFAS 123(R) for the quarter ended March 31, 2008.

Quarter ended
March 31, 2008

Research and development	$(5,469)
Sales and marketing	25,600
General and administrative	57,352

$77,483

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

Quarter ended
March 31, 2008
Weighted average assumptions used
Volatility	155.12%
Expected option term (years)	6 years
Risk-free interest rate	2.50%
Expected dividend yield	—
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
Note 3 Concentration of Risk
A substantial portion of the Company’s business has been concentrated with one customer, Hexion Specialty Chemicals, Inc.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Annual Report”) the financial statements and related notes in this Quarterly Report, the risk factors in our 2007 Annual Report and all of the other information contained elsewhere in this report. The terms “we”, “us”, “our”, “our Company” or “X-Change” refer to The X-Change Corporation and its subsidiary, unless the context suggests otherwise.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as, “may,” “expect,” “could,” “plan,” “seek,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology.
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
A variety of factors could cause actual results to differ materially from those anticipated in the Company’s forward-looking statements, including the following factors: changes from anticipated levels of sales, access to capital, future national or regional economic and competitive conditions, changes in relationships with customers, difficulties in developing and marketing new products, marketing existing products, customer acceptance of existing and new products, validity of patents, technological change, dependence on key personnel, availability of key component parts, dependence on third party manufacturers, vendors, contractors, product liability, casualty to or other disruption of the production facilities, delays and disruptions in the shipment of the Company’s product, and the ability of the Company to meet its stated business goals. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, especially “Item 1. Description of Business” (including the “Risk Factors” section of Item 1) and “Item 6. Management’s Discussion and Analysis or Plan of Operation” of the Company’s 2007 Annual Report on Form 10-KSB.

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
Risk Factors
An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the information in this report along with the risk factors disclosed in our Form 10-KSB for the year ended December 31, 2007, including our financial statements and the related notes, and our prior filings of Form 10-QSB before you decide to buy or continue to hold our common stock.
Recent Developments: Going Concern and Liquidity Problems
Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at December 31, 2007. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubt about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of our going concern status may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.
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

Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007
The Company generated revenues of $343,607 and 316,053 in the three months ending March 31, 2008 and 2007, respectively. The increase in sales was in line with the Company’s continuing development efforts relating to the down-hole tool project.
Research and development cost decreased to $252,086 from $253,497 in the first quarter of 2007 reflecting our consistent efforts on the Hexion tool and for the development of SAW and UWB applications.
Sales and marketing expenses increased from $63,405 in the first quarter of 2007 to $69,298 in the first quarter of 2008. The increase was in primarily a result of increased allocation of salaries. We expect to increase sales and marketing efforts in the future as our planned products get closer to commercialization.
General and administrative expenses decreased from $617,035 in the first quarter of 2007 to $426,718 in the same comparable period of 2008. The decrease is primarily due to reduced salary cost as we have lowered Company head count. This reduction was offset by increased non-cash charges for stock compensation which amounted to $57,352 in first quarter of 2008 versus none in the same period in 2007.
The Company’s interest expense increased from $117,828 for the three month period ending March 31, 2007 to $274,941 in the same period for 2008. Interest expense in the period ending March 31, 2008 includes interest on two financings done in the second half of 2007, however the increase is primarily due to the amortization of convertible note discounts treated as interest for accounting purposes. This non-cash charge amounted to $221,460 in the first quarter of 2008 versus $96,572 in the same period of 2007.
Liquidity and Capital Resources
Cash Flows
During the first quarter of 2008, our operations were financed through operating activities and a financing arrangement closed on December 4, 2007. At March 31, 2008, we had a working capital deficit of $636,774.
Our operations generated losses in 2007 and continue to generate losses in the first quarter of 2008. Our cash decreased by $592,216 during the three months ended March 31, 2008 with operating activities using $616,632 of cash. This compares with cash utilization from operations using $422,532 for the three months ended March 31, 2007.

There were no cash flows from investing activities during the first quarter of 2008 whereas we had $840 of cash utilization from investing activities in the quarter ended March 31, 2007.
Cash flows from financing activities for the three months ending March 31, 2008 reflect a $1,000 prepayment on our LaJolla financing and the accrual of interest expense on our SIJ financing (see below) in accordance with our financing agreement. Additionally, we show a $25,416 cash flow adjustment relating to our ability to accrue interest on both the SIJ financing and the LaJolla financing. In the three months ended March 31, 2007 we raised $550,000 of equity capital and paid off $120,000 of loans.
Our working capital requirements depend on many factors including contract extensions and securing of additional development contracts. If losses continue as we expect, we will have to obtain additional funds to meet our ongoing business requirements.
2007 PPM Financing
During 2007, the Company raised $1,117,500 pursuant to a private placement of its common stock (“2007 PPM”). The Company currently has no additional committed funding amounts. As part of the documentation of the 2007 PPM, we have agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock and the warrants provided in this transaction. We have extended the timeframe for this effort due to resource limitations and a change in regulations affecting holding periods for restricted stock transactions.
Convertible Debt Financing — Melissa Note
On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder. The principal balance of the note is $797,794 at March 31, 2008 and the Company has agreed not to draw any further amounts on this facility.
The Melissa Note carries a term of 24 months with interest accruing at 10% per annum. Accrued interest under the note is payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon expiration, August 14, 2008. The Company has pledged 100% of the outstanding common stock of AirGATE as security for this obligation. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share of the Company’s common stock. In addition, the Melissa Note may be prepaid at any time without penalty.

Convertible Debt Financing — LCII Debentures
During 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LCII”) providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6 1/4 % until converted or the expiration of their three year term.
The debentures and warrants have mandatory conversion features and these conversion features became effective in the first quarter of 2008. Unless action is taken by the Company, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company’s common stock. The variable number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. Provisions exist whereby the Company can prevent conversion if the trading price falls below specified levels, generally $0.30 per share. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.
During the first quarter of 2008, the Company exercised its rights to prevent LCII from converting its position and elected to prepay $1,000 of the obligation.
In the event that the entire remaining $399,000 of the convertible debentures is converted in concert with the required exercise of warrants, the Company will receive a total of approximately $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company’s common stock over the term of the conversion process.
Convertible Debt Financing — SIJ Financing
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
All shares of the Company’s common stock issuable upon conversion of the Tranche A Notes and exercise of the Tranche A Warrants, as well as shares issuable to Tejas upon exercise of their warrant rights are subject to the RRA. Pursuant to the RRA, the Company agreed to register all such shares upon request of an SIJ Investor, provided that no demand may be made within 180 days of the date of the closing. In the event the Company and the SIJ Investors engage in a Tranche B financing, the Company’s common stock issuable upon conversion of any Tranche B Notes and exercise of any Tranche B Warrants shall also be registered in accordance with the RRA.
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

The Company incurred debt issuance costs in connection with the SIJ Financing which included the value of warrants issued in connection with debt placement.
Going Concern
In connection with our Form 10-KSB for the year ended December 31, 2007, our Independent Registered Public Accountants included a paragraph in their opinion that referred to doubts about our ability to continue as a going concern. Several conditions and events cast doubt concerning the Company’s ability to continue as a going concern. The Company is dependent upon the expected cash flow of ongoing development contracts, and requires additional financing in order to fund its business activities on an ongoing basis. The Company has taken steps to provide additional financing to the Company and is actively in discussions with a number of capital sources. While management believes that the actions already taken or planned may mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful or that the Company will have sufficient funds to continue its operations. Over 90% of the Company’s first quarter revenues are concentrated with a single customer.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Item 4T Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Identified Material Weaknesses
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of March 31, 2008:
1.	We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors;
2.	We did not have formal policies governing certain accounting transactions and financial reporting processes;
3.	We did not obtain attestations by all employees regarding their understanding of and compliance with policies related to their employment;
4.	We had not adopted a formal Code of Ethics and accordingly did not obtain attestations by all members of our board of directors, our executive officers and our senior financial officers regarding their compliance with a Code of Ethics and a Code of Ethics did not formally apply to our other employees. However we do maintain an employee handbook which is executed by all employees and is intended to fulfill this purpose.
5.	We did not perform adequate oversight of certain accounting functions and maintained inadequate documentation of management review and approval of accounting transactions and financial reporting processes.
6.	Due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing, and reporting of transactions.

7.	We had not fully implemented certain control activities and capabilities included in the design of our financial system primarily due to lack of personnel.
8.	We had not identified certain accounting issues which resulted in the need to restate the financial statements for 2006 and 2005 and do not have assurance that additional complex accounting issues or reporting requirements will not result in future issues.
A regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer concluded we did not maintain effective internal control over financial reporting as of March 31, 2008 within the framework of the COSO guidelines.
Management’s Remediation Initiatives
We are in the process of evaluating material deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional personnel and financial resources. In addition, it will take time to add to our board of directors, which is necessary to remediate certain issues. The Company will continue periodically assessing the cost versus benefit of adding the resources that would improve segregation of duties and additional accounting resources necessary to assure adequate compliance. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.
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
We anticipate that the above initiatives will be at least partially implemented during 2008. Additionally, we plan to test our updated controls by December 31, 2008.
Conclusion
The above identified material weaknesses did not result in any material audit adjustments to financial statements for the year ended December 31, 2007 or those for the quarter ended March 31, 2008. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above, could result in a material misstatement in a future annual or interim period.
Changes in Internal Control over Financial Reporting
The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Part II — Other Information
Item 1A Risk Factors
There have been no material changes from our risk factors as previously disclosed in our 10-KSB for the year ended December 31, 2007.
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

THE X-CHANGE CORPORATION
(Registrant)

DATE: May 19, 2008

	By:	/s/ Michael L. Sheriff Michael L. Sheriff
Chief Executive Officer and Chairman

DATE: May 19, 2008

	By:	/s/ George DeCourcy George DeCourcy
Chief Financial Officer