Form 10-Q
period 2008-06-30
X-CHANGE CORP
filed 2008-08-20
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2008 there were 49,091,640 shares of the registrant’s common stock outstanding.

THE X-CHANGE CORPORATION
FORM 10-Q

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$10,988	$739,869
Accounts receivable, net of allowance for doubtful accounts of $1,208 at June 30, 2008 and $35,663 at December 31, 2007	17,450	79,729
Prepaid expenses	24,158	1,339
Deposits	37,500	40,770

Total current assets	90,096	861,707

Property and equipment, net	41,063	51,976
Debt issuance costs, net	598,729	608,648

TOTAL ASSETS	$729,888	$1,522,331

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible note payable	$804,794	$797,794
less unamortized discount on convertible debt	(49,710)	(243,039)
Accounts payable	510,248	461,660
Accrued expenses	144,733	38,413
Customer deposits	30,000	30,000

Total current liabilities	1,440,065	1,084,828

Long-term liabilities:
Convertible long-term notes payable	2,260,957	2,221,600
less unamortized discount on convertible debt	(1,871,482)	(2,133,620)

TOTAL LIABILITIES	1,829,540	1,172,808

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $.001, 10,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $.001, 100,000,000 shares authorized, 31,589,501 issued and outstanding at June 30, 2008 and December 31, 2007	31,590	31,590
Additional paid-in capital	15,833,081	15,748,998
Accumulated deficit	(16,964,323)	(15,431,065)

Total stockholders’ equity (deficit)	(1,099,652)	349,523

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$729,888	$1,522,331

See accompanying notes to the consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$35,372	$698,448	$378,979	$1,014,501

Expenses
Research & development	218,929	597,543	471,015	851,039
Sales & marketing	50,900	39,055	120,199	102,460
General & administrative	335,647	513,337	762,365	1,130,372

Total expenses	605,476	1,149,935	1,353,579	2,083,871

Operating loss	(570,104)	(451,487)	(974,600)	(1,069,370)

Other income (expense)
Interest expense	(285,537)	(123,258)	(560,477)	(241,086)
Interest income	187	2,798	1,819	3,775

Net income (loss)	$(855,454)	$(571,947)	$(1,533,258)	$(1,306,681)

Loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding, basic and diluted	31,589,501	29,989,500	31,589,501	29,314,500

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Six months ended June 30, 2008

	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit

Balance at December 31, 2007	31,589,501	$31,590	$15,748,998	$(15,431,065)

Stock-based compensation	—	—	77,483	—

Net loss	—	—	—	(677,804)

Balance at March 31, 2008	31,589,501	31,590	15,826,481	(16,108,869)

Stock-based compensation	—	—	23,578	—

Allocation to note discount on prepayment	—	—	(16,978)	—

Net loss	—	—	—	(855,454)

Balance at June 30, 2008	31,589,501	$31,590	$15,833,081	$(16,964,323)

See accompanying notes to the consolidated financial statements

THE X-CHANGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,533,258)	$(1,306,681)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,913	11,874
Stock based compensation expense	101,061	24,620
Amortization of financing fees	64,146	—
Amortization of debt discount (including $193,145 to a related party for the six months ended June 30, 2007)	438,489	193,145
Paid in kind interest accrued	62,357	—
Change in operating assets and liabilities:
Accounts receivable	62,279	(69,490)
Deposits	3,270	5,115
Prepaid expenses	(22,819)	61,000
Accounts payable	48,588	377,155
Accrued expenses	106,320	124,291
Deferred revenue	—	(6,063)
Customer deposits	—	30,000

Net cash used by operations	(658,654)	(555,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	(840)

Net cash used in investing activities	—	(840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	—	700,000
Payments on debt	(16,000)	(120,000)
Debt financing costs	(54,227)	—

Net cash provided by financing activities	(70,227)	580,000

Net increase (decrease) in cash	(728,881)	24,125
Cash at beginning of period	739,869	1,955

Cash at end of period	$10,988	$26,080

NON-CASH FINANCING ACTIVITIES:
Accrued interest added into note principal	$62,357	$—

Debt discount relieved from prepayment of principal	$12,727	$—

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
Organization and History
The X-Change Corporation was incorporated under the laws of the State of Delaware on February 5, 1969, and changed its domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates. In this respect, we have engaged in numerous transactions since our inception. For the periods reported on herein, AirGATE Technologies, Inc. (“AirGATE”) is the sole operating subsidiary of the Company.
Nature of Business
The Company’s business model is focused on furthering the opportunities of its wholly owned subsidiary AirGATE. AirGATE is developing end-to-end solutions in wireless technologies including radio frequency identification (“RFID”) for the business-to-business customer. The Company focuses on products and services in vertical markets, especially the oil and gas industry. The Company intends to deliver wireless solutions in these markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. The Company is working on a number of specialized technologies, but has not yet commercialized any of its technologies.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements include the accounts of The X-Change Corporation and its wholly-owned subsidiary AirGATE (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in these consolidated financial statements. The Company’s consolidated balance sheet at June 30, 2008 and consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the periods presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the entire year. Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 which was filed with the SEC on April 14, 2008.

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
Several conditions and events cast doubt about the Company’s ability to continue as a going concern. The Company has incurred substantial net losses in the periods being reported on. The Company requires additional financing in order to fund its business activities on an ongoing basis. During 2007, the Company raised approximately $3 million in three separate transactions including a private placement and two financings structured as convertible debt.
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
Loss per Share
Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. The effects of common stock equivalents are anti-dilutive and accordingly are excluded from the diluted loss per share computation. Therefore, diluted loss is equal to basic loss per share. If all potentially dilutive instruments (warrants, options and convertible notes) were converted to common shares, total outstanding shares are estimated to be approximately 78.8 million shares at June 30, 2008, subject to conversion terms on certain convertible notes. See Note 4, Subsequent Events, for discussion of additions to outstanding shares and warrants.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of this information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.
In February, 2008, FASB issued a staff position, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets such as property plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 11, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company has not yet determined the impact, if any, that SFAS 159 will have on its financial position or results of operations.

In December 2007, FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
Also in December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, Business Combinations.   SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.
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
The following table summarizes stock options outstanding and changes during the six months ended June 30, 2008.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value

Options outstanding at January 1, 2008	4,475,000	$0.21
Options granted	100,000	0.20
Options exercised	—
Options forfeited	662,500	0.20

Options outstanding at June 30, 2008	3,912,500	0.21	9	$—

Options exerciseable at June 30, 2008	2,062,500	0.20	9	$—

Options available for grants as of June 30, 2008	2,087,500

Information related to stock options outstanding at June 30, 2008 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted Average	Weighted
	Number	Remaining	Average	Of	Remaining	Average
Range of	of	Contract Term	Exercise	Options	Contract Term	Exercise
Exercise Price	Options	(in years)	Price	Exercisable	(in years)	Price

$0.20 - $0.22	3,912,500	9	$0.21	2,062,500	9	$0.20
The following table summarizes non-cash stock-based compensation expense recorded under SFAS 123(R) for the three and six months ended June 30, 2008.

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Research and development	$—	$(5,469)
Sales and marketing	(13,128)	12,472
General and administrative	36,706	94,058

	$23,578	$101,061

As of June 30, 2008 there was $175,163 of unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of 1.2 years.
The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

Six months ended
June 30, 2008

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
Note 3 Concentration of Risk
Since 2006, a substantial portion of the Company’s business has been concentrated with one customer. The services provided under the contract to this customer were substantially completed in the first quarter of 2008.
Note 4 Subsequent Events
Subsequent to the quarter ended June 30, 2008, the Company closed on the second part (“Tranche B Notes”) of a two part convertible debt financing and received $1.8 million from a private group of investors (“SIJ Investors”) as more fully disclosed on the Form 8-K we filed with the SEC on July 10, 2008.
The Tranche B Notes obligate the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum. Principal on these notes is due five years after issuance. Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes. The Tranche B Notes are convertible at the option of the SIJ Investors at a conversion price of $0.07. An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company achieving certain commercialization milestones. As additional consideration for the Tranche B Notes, the Company issued 16,714,286 common shares to the SIJ Investors and 300,000 shares (which may increase to 500,000 if the contract is extended through December 2008) to a designated financial advisor.
The Company also issued warrants as partial consideration for placement services in arranging both tranches of the financing. In this regard, the Company issued, or committed to issue warrants for the purchase of up to 4,169,000 shares of X-Change common stock at prices ranging from $0.07 to $0.60 per share.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Annual Report”), the financial statements and related notes in this quarterly report, the risk factors in our 2007 Annual Report and all of the other information contained elsewhere in this quarterly report. The terms “we”, “us”, “our”, “our Company” or “X-Change” refer to The X-Change Corporation and its subsidiary, unless the context suggests otherwise.
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
The Company has incurred substantial costs in maintaining its status as a reporting public company including dealing with recent SEC reviews. The Company has also incurred substantial costs associated with raising capital for its continued operations. Management is considering ways to reduce these costs on an on-going basis.
The Company closed an additional convertible debt financing of $1.8 million on July 10, 2008 as more fully discussed below. This financing does not provide sufficient capital to alleviate concerns regarding our ability to continue as a going concern.

The Company is considering alternatives with respect to its intellectual property in areas outside the oil and gas industry including its GenuDot system. In evaluating these technologies, the company may consider readdressing the marketplace, joint ventures or outright sales of the technology.
Results of Operations
The Company generated revenues of $35,372 and $698,448 in the quarter ended June 30, 2008 and 2007 respectively. Revenues were $378,979 and $1,014,501 in the six months ending June 30, 2008 and 2007, respectively. The decrease in revenues was primarily due to the completion of the down-hole tool project in early 2008.This project provided the bulk of the revenues of the Company in 2007 and was not extended or replaced upon completion.
Research and development cost decreased to $218,929 from $597,543 for the three months ended June 30, 2008 and 2007 respectively. Research and development expenses were $471,015 and $851,039 for the six months ended June 30, 2008 and 2007 respectively. This reduction reflects the wind down of our efforts on the Hexion tool though additional efforts have been put into the development of SAW (surface acoustic wave) applications which are not yet producing revenue.
Sales and marketing expenses were $50,900 and $39,055 for the three months ended June 30, 2008 and 2007 respectively. These costs were $120,199 for the first six months of 2008 and $102,460 for the same period of 2007. The increase was primarily a result of increased allocation of salaries due to focus of executive time. These costs have increased primarily due to our thrust into the oil and gas industry which have increased in 2008. We expect to continue to increase sales and marketing efforts in the future as our planned products get closer to commercialization.
General and administrative expenses decreased to $335,647 in the three months ended June 30, 2008 from $513,337 for the same period in 2007. These costs decreased to $762,365 in the first six months of 2008 from $1,130,372 in the same comparable period of 2007. The decrease is primarily due to reduced salary costs as we have lowered Company head count.
The Company’s interest expense increased to $285,537 for the three months ended June 30, 2008 from $123,258 for the same period in 2007. Interest expense was $560,477 for the six month period ending June 30, 2008 versus $241,086 in the same period for 2007. Interest expense has increased substantially due to two financings completed in the second half of 2007. The increase is primarily due to the amortization of convertible note discounts treated as interest for accounting purposes. This non-cash charge amounted to $221,280 for the three months ended June 30, 2008 versus $96,573 for the same period in 2007. These non-cash charges were $442,740 in the first six months of 2008 versus $193,145 in the same period of 2007.

Liquidity and Capital Resources
During the first six months of 2008, our operations were financed primarily by a financing arrangement closed on December 4, 2007. At June 30, 2008, we had a working capital deficit of $1,349,969. A significant note payable with a principal amount of $797,794 matured on August 14, 2008. The Company is in technical default under this note and is in negotiation with the note holder to extend the terms of this financing. However, the Company has no assurances that an extension or restructuring of this note can be accomplished.
Cash Flows
Our operations generated losses in 2007 and continued to generate losses in the first six months of 2008. Our cash decreased by $728,881 during the six months ended June 30, 2008 with operating activities using $658,654 of cash. This compares with cash utilization from operations of $555,035 for the six months ended June 30, 2007.
There were no cash flows from investing activities during the first six months of 2008 whereas we had $840 of cash utilization from investing activities in the six months ended June 30, 2007.
Cash flows from financing activities for the six months ending June 30, 2008 reflect a $16,000 prepayment on our La Jolla financing and financing costs of $54,227 on our SIJ financing (see below). For the same period in 2007 we show proceeds from a private placement of stock in the amount of $700,000 and the payment of short term notes in the amount of $120,000.
Our working capital requirements depend on many factors including contract extensions and new contracts. However, our primary source of working capital at this time comes from securing investment financing. If losses continue as we expect, we will have to obtain additional funds to meet our ongoing business requirements.
2007 PPM Financing
During 2007, the Company raised $1,117,500 pursuant to a private placement of its common stock (“2007 PPM”). As part of the documentation of the 2007 PPM, we have agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock and the warrants provided in this transaction. We have not yet initiated the registration process due to resource limitations and a change in regulations affecting holding periods for restricted stock transactions.

Convertible Debt Financing – Melissa Note
On August 15, 2006, the Company executed a long-term Promissory Note (“Melissa Note”) with Melissa CR 364 Ltd., a Texas limited partnership (“Melissa Ltd.”) providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder. The principal balance of the note is $797,794 at June 30, 2008 and the Company has agreed not to draw any further amounts on this facility. The Melissa Note is now classified as a short term obligation of the Company with principal and any remaining accrued interest due upon expiration, August 14, 2008.
The Melissa Note bears interest at 10% per annum, payable quarterly. The Company has pledged 100% of the outstanding common stock of AirGATE as security for this obligation. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share of the Company’s common stock.
Convertible Debt Financing – La Jolla Debentures
During 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“La Jolla”) providing for two convertible debentures totaling $400,000 (“Debentures”) with two corresponding sets of non-detachable warrants (“Warrants”) totaling 4,000,000 shares with an exercise price of $1.00. The Debentures accrue interest at 6 1/4 % until converted or the expiration of their three year term.
The Debentures and Warrants have mandatory conversion features that became effective in the first quarter of 2008. Unless action is taken by the Company, La Jolla is obliged to convert an average of 10% of the face value of the Debentures each month into a variable number of shares of the Company’s common stock. The variable number of shares is determined by a formula where the dollar amount of the Debentures being converted is multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debentures being converted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. Provisions exist whereby the Company can elect prepayment to prevent conversion if the trading price falls below specified levels, generally $0.30 per share. Under certain provisions, if La Jolla does not convert an average of at least 5% of the face value of the Debentures, the Company may prepay portions of the Debentures. If La Jolla converts a portion of the Debentures, a proportionate amount of the Warrants must be similarly exercised.
During the first six months of 2008, the Company exercised its rights to prevent La Jolla from converting its Debentures and elected to prepay $16,000 of the obligation in doing so (along with additional interest and penalties). The Company anticipates receiving additional conversion request notifications from La Jolla. If the Company continues to prevent these conversions from occurring by initiating pro-rata prepayment of the Debentures, the program would represent a substantial cash requirement for the Company.

Convertible Debt Financing – SIJ Financing
On December 4, 2007, the Company entered into a Securities Purchase Agreement (“SPA”) with Samson Investment Company (“Samson”), Ironman PI Fund (QP), LP (“Ironman”), and John Thomas Bridge & Opportunity Fund, LP (“Opportunity Fund”) (“SIJ Investors”). In addition to the SPA, with each of the SIJ Investors, the Company also entered into a Senior Secured Convertible Term Note—Tranche A (“Tranche A Notes”) and a Tranche A Warrant (“Tranche A Warrants”). The Company, the SIJ Investors and Tejas Securities Group, Inc. (“Tejas”) also executed a Registration Rights Agreement (“RRA”). Finally, the Company and the Investors executed a Security Agreement and a Guaranty Agreement. Pursuant to the SPA, the SIJ Investors agreed to provide us with a total of $3.6 million in two $1.8 million tranches, Tranche A and Tranche B. On December 4, 2007, Tranche A was closed.
Subsequent to the quarter ended June 30, 2008, we closed on the Tranche B financing and received $1.8 million from the SIJ Investors. As more fully disclosed on the Form 8-K we filed with the SEC on July 10, 2008, due to market considerations, the Tranche B financing terms were materially renegotiated from those set forth in the SPA.
The Tranche B Notes obligate the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum. Principal on these notes is due five years after issuance. Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes. The Tranche B Notes are convertible at the option of the Investors at a conversion price of $0.07. An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company’s achieving certain commercialization milestones. As additional consideration for the Tranche B Notes, the Company issued 16,714,286 common shares to the SIJ Investors and 300,000 shares (which may increase to 500,000 if the contract is extended to December 2008) to a designated financial advisor.
The Company also issued warrants as partial consideration for placement services in arranging both tranches of the SIJ financing. In this regard, the Company issued, or committed to issue, warrants for the purchase of up to 4,169,000 shares of X-Change common stock at prices ranging from $0.07 to $0.60 per share.
All shares of the Company’s common stock issued or issuable to the SIJ investors, as well as shares issuable to Tejas upon exercise of their warrant rights, are subject to the RRA. Pursuant to the RRA, the Company agreed to register all such shares upon request of an SIJ Investor, provided that no demand may be made within 180 days of the date of the closing.
The obligations of the Company under the SIJ Financings are secured by a lien on and security interest in all of AirGATE Technology Inc.’s assets as well as a guarantee by AirGATE.

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
Item 4T Controls and Procedures
The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, our principal executive officer and our chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and not adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and (iii) based on our staffing limitations, we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.
The Company will continue to periodically assess the cost versus benefit of adding the resources that would improve segregation of duties and additional accounting resources necessary to assure adequate compliance. Currently, with the concurrence of the board of directors, the Company does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.
(b) Changes in Internal Controls
During the period ended June 30, 2008, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

THE X-CHANGE CORPORATION
(Registrant)

DATE: August 19, 2008

	By:	/s/ Michael L. Sheriff
Michael L. Sheriff
Chief Executive Officer and Chairman

DATE: August 19, 2008

	By:	/s/ George DeCourcy
George DeCourcy
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002