Form 10-Q
period 2008-09-30
X-CHANGE CORP
filed 2008-11-12
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission file number: 002-41703

THE X-CHANGE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	90-0156146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

710 Century Parkway, Allen, TX  75013
(Address of principal executive offices)

(972) 747-0051
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2008 there were 49,673,613 shares of the registrant’s common stock outstanding.

THE X-CHANGE CORPORATION
FORM 10-Q
INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Consolidated Statements of Operations for the three months and the nine months ended September 30, 2008 and 2007 (unaudited)	4
Consolidated Statement of Stockholders’ Equity as of September 30, 2008 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	6 – 7
Notes to Consolidated Financial Statements (unaudited)	8 - 13
Item 2. Management's Discussion and Analysis or Plan of Operation	14 – 18
Item 4T. Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
SIGNATURES	21

THE X-CHANGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS

Current assets:
Cash	$497,896	$739,869
Accounts receivable, net of allowance for doubtful
accounts of $22,064 at September 30, 2008
and $35,663 at December 31, 2007	-	79,729
Prepaid expenses	15,301	1,339
Total current assets	513,197	820,937

Property and equipment, net	35,623	51,976
Deposits	47,000	40,770
Debt issuance costs, net	974,632	608,648
TOTAL ASSETS	$1,570,452	$1,522,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable, net of discount of $22,546 at
September 30, 2008 and $243,039 at December 31, 2007	$675,248	$554,755
Accounts payable	62,733	461,660
Accrued expenses	58,411	38,413
Customer deposits	30,000	30,000
Total current liabilities	826,392	1,084,828

Long-term liabilities:
Convertible long-term notes payable, net of discount
of $3,406,776 at September 30, 2008 and
$2,133,620 at December 31, 2007.	681,010	87,980
TOTAL LIABILITIES	1,507,402	1,172,808

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $.001, 10,000,000 shares
authorized, none issued and outstanding at
September 30, 2008 and December 31, 2007	-	-
Common stock, par value $.001, 100,000,000 shares authorized,
49,091,640 issued and outstanding at September 30, 2008
and 31,589,501 issued and outstanding at December 31, 2007	49,092	31,590
Additional paid-in capital	17,849,486	15,748,998
Accumulated deficit	(17,835,528)	(15,431,065)
Total stockholders' equity	63,050	349,523
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,570,452	$1,522,331

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$7,657	$345,514	$386,755	$1,360,422

Expenses
Research & development	53,874	303,702	524,888	1,155,148
Sales & marketing	83,695	46,706	203,894	149,167
General & administrative	391,671	719,074	1,154,155	1,849,398
Total expenses	529,240	1,069,482	1,882,937	3,153,713

Operating loss	(521,583)	(723,968)	(1,496,182)	(1,793,291)

Other income (expense)
Interest expense	(352,069)	(124,764)	(912,547)	(365,897)
Interest income	2,447	247	4,265	4,022
Net loss	$(871,205)	$(848,485)	$(2,404,464)	$(2,155,166)

Loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.07)

Weighted average shares outstanding, basic and diluted	47,530,474	30,949,917	36,903,159	29,880,333

See accompanying notes to the consolidated financial statements.

 THE X-CHANGE CORPORATION
 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2008
(Unaudited)

	Common Stock
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Totals
Balance at December 31, 2007	31,589,501	$31,590	$15,748,998	$(15,431,065)	$349,523

Stock-based compensation	-	-	77,483	-	77,483

Net loss	-	-	-	(677,804)	(677,804)

Balance at March 31, 2008	31,589,501	31,590	15,826,481	(16,108,869)	(250,798)

Stock-based compensation	-	-	23,578	-	23,578

Allocation to note discount on prepayment	-	-	(16,978)	-	(16,978)

Net loss	-	-	-	(855,454)	(855,454)

Balance at June 30, 2008	31,589,501	31,590	15,833,081	(16,964,323)	(1,099,652)

Stock-based compensation	-	-	29,238	-	29,238

Shares issued for services	300,000	300	17,700	-	18,000

Allocation to note discount for prepayment	-	-	(37,291)	-	(37,291)

Debt discount on note payable	16,714,286	16,714	1,776,166	-	1,792,880

Shares and warrants issued for financing fees	487,853	488	230,592	-	231,080

Net loss	-	-	-	(871,205)	(871,205)

Balance at September 30, 2008	49,091,640	$49,092	$17,849,486	$(17,835,528)	$63,050

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,404,464)	$(2,155,166)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock based compensation expense	130,299	307,935
Gain on early extinguishment of debt	(8,363)	-
Depreciation	16,353	17,272
Stock issued for consulting services	18,000	-
Amortization of financing fees	123,897	-
Amortization of debt discount	694,311	296,662
Change in operating assets and liabilities:
Accounts receivable (net of allowance)	79,729	(7,061)
Prepaid expenses	(13,962)	59,661
Other current assets	(6,230)	5,115
Accounts payable	(398,927)	364,439
Accrued expenses	152,034	44,533
Deferred revenue	-	23,838
Customer deposits	-	30,000
Net cash used by operations	(1,617,323)	(1,012,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,737)
Net cash used in investing activities	-	(4,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued	-	1,117,500
Payments on debt	(165,850)	(120,000)
Proceeds from notes payable, net of fees	1,541,200	368,000
Net cash provided by financing activities	1,375,350	1,365,500

Net increase (decrease) in cash	(241,973)	347,991
Cash at beginning of period	739,869	1,955
Cash at end of period	$497,896	$349,946

THE X-CHANGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine months ended September 30,
	2008	2007

SUPPLEMENTAL INFORMATION

Interest paid	$86,200	$-
Taxes paid	$-	$-

Non-Cash Financing activities:
Accrued interest rolled into note principal	$132,036	$-
Debt discount relieved from prepayment of principal	$45,906	$-

See accompanying notes to the consolidated financial statements.

THE X-CHANGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1    Basis of Presentation

Our Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have not been audited. These statements have been prepared on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of X-Change Corporation (the “Company”) and Subsidiary. The results for the nine months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we” and “our” refers to X-Change Corporation together with its subsidiary. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “10-KSB”).

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

Our Business

Our business model is focused on furthering the opportunities of its wholly owned subsidiary AirGATE. AirGATE is developing end-to-end solutions in wireless technologies including radio frequency identification (“RFID”) for the business-to-business customer. We focus on products and services in vertical markets, especially the oil and gas industry. We intend to deliver wireless solutions in these markets built around a strategy focused on high-value, high-return, recurring revenue opportunities. We are working on a number of specialized technologies, but have not yet commercialized any of our technologies.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. While management believes that the actions already taken or planned will mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a going concern, then substantial adjustments could be necessary to the reported carrying values of assets and the reported amounts of its liabilities.

Several conditions and events cast doubt about our ability to continue as a going concern.  We have incurred substantial losses in the periods being reported.  We require additional financing in order to fund our business activities on an ongoing basis.  During 2007, the Company raised approximately $3 million in three separate transactions including a private placement and two financings structured as convertible debt. The Company closed an additional convertible debt financing of $1.8 million on July 10, 2008. This financing does not provide sufficient capital to alleviate concerns regarding our ability to continue as a going concern.

Our future capital requirements will depend on numerous factors including, but not limited to, our ability to perform on current and future development contracts and the commercialization thereof.

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

The Company has incurred substantial costs in maintaining its status as a reporting public company including dealing with recent SEC reviews. The Company has also incurred substantial costs associated with raising capital for its continued operations. Management is continually reviewing these costs on an on-going basis.

We are considering alternatives with respect to our intellectual property in areas outside the oil and gas industry including our GenuDot system. In evaluating these technologies, we may consider readdressing the marketplace, joint ventures or outright sales of these technologies.

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

Recent Accounting Pronouncements

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

The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS 157 relating to our planned January 1, 2009 adoption of the remainder of the standard.

Note 2    Loss per Share

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period.  The effects of common stock equivalents are anti-dilutive and accordingly are excluded from the diluted loss per share computation. Therefore, diluted loss is equal to basic loss per share. If all potentially dilutive instruments (warrants, options and convertible notes) were converted to common shares, total outstanding shares are estimated to be approximately 151.3 million shares at September 30, 2008, subject to conversion terms on certain convertible notes.  We currently do not have a sufficient number of authorized shares if all notes were converted and all options and warrants were exercised.

On October 31, 2008, we filed Schedule 14C, Information Statement Pursuant to Section 14(c) of the Securities Exchange Act 1934, with the Securities Exchange Commission in order to amend our Articles of Incorporation with the state of Nevada.  The purpose of the Amendment is to increase our authorized Common Stock from 100,000,000 shares to 750,000,000 shares and our authorized Preferred Stock from 10,000,000 to 75,000,000 shares.  The Amendment will become effective upon the effectiveness of our filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada.  The Board reserves the right to not make such filing if it deems it appropriate not to do so.

Note 3    Stock Compensation

In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan ("2007 Plan").  The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company’s employees, directors and consultants.  Under the 2007 Plan, the Company may grant up to 6,000,000 shares of common stock to its employees or directors. The exercise price of each option may not be less than the market price of the Company’s stock on the date of grant and an option’s maximum term is ten years. The options generally vest over a four year service period. The Plan has not yet been submitted for a vote of stockholders.

The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2008.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value

Options outstanding at January 1, 2008	4,475,000	$0.21
Options granted	100,000	0.20
Options exercised	-
Options forfeited	(1,075,000)	0.20
Options outstanding at September 30, 2008	3,500,000	0.21	9	$-

Options exerciseable at September 30, 2008	1,750,000	0.20	9	$-

Options available for grants as of September 30, 2008	2,500,000

Information related to stock options outstanding at September 30, 2008 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted	Number	Weighted Average	Weighted
	Number	Remaining	Average	Of	Remaining	Average
Range of	of	Contract Term	Exercise	Options	Contract Term	Exercise
Exercise Price	Options	(in years)	Price	Exercisable	(in years)	Price

$0.20 - $0.22	3,500,000	9	$0.21	1,750,000	9	$0.20

The following table summarizes non-cash stock-based compensation expense recorded under SFAS 123(R) for the three and nine months ended September 30, 2008.

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008

Research and development	$(5,437)	$(7,035)
Sales and marketing	-	(5,469)
General and administrative	34,675	128,733
	$29,238	$116,229

As of September 30, 2008 there was $145,926 of unrecognized compensation cost related to unvested options. That cost is expected to be recognized over a weighted average period of approximately 1 year.

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

Nine months ended
September 30, 2008
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

Note 4    Customer Concentration

Since 2006, a substantial portion of the Company’s business has been concentrated with one customer. The services provided under the contract to this customer were substantially completed in the first quarter of 2008.

Note 5    Notes payable

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

On July 10, 2008, we closed on the Tranche B financing and received $1.8 million from the SIJ Investors.  As a result of the Tranche A Financing and the Tranche B Financing, X-Change received a total of $3.6 million.   As an inducement to the Investors, X-Change delivered to the Investors 16,714,286 shares ("Tranche B Shares") of its common stock (par value $0.001 per share "Common Stock"), split in proportion to their participation in the Tranche B Financing. X-Change, the Investors and Tejas also executed on July 10, 2008 an amendment ("RRA Amendment No. 1") to that certain Registration Rights Agreement that was entered into on December 4, 2007 by and among the same parties ("RRA").

The Tranche B Notes obligate the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum.  Principal on these notes is due five years after issuance.  Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes.  The Tranche B Notes are convertible at the option of the SIJ Investors at a conversion price of $0.07.  An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company’s achieving certain commercialization milestones. As additional consideration for the Tranche B Financing, X-Change issued the Investors Tranche B Warrants that are exercisable for five years into an aggregate of 25,714,286 shares of Common Stock at $0.17 per share.

The Company allocated the proceeds from the debentures between the warrants, stock and debt based on the estimated relative fair values.  The value of the warrants was calculated at $1,377,852 using the Black Scholes valuation model and the following assumptions: discount rate of 3.1%, volatility of 162% and expected term of 5 years.  The value of the stock was calculated based on the number of shares issued and the current market price at the date of the agreement.  The Company also calculated a beneficial conversion feature totaling $767,869.  The Company is amortizing the warrant value, stock value and the value attributable to the beneficial conversion feature over the term of the debentures, five years.

The Company incurred debt issuance costs in connection with the SIJ financing which were recorded at $489,880.  The amounts recorded included cash paid for legal and placement fees totaling $258,800, stock issued for services valued at $34,150, and warrants issued for services in connection with the debt totaling $196,930.  There were 2,970,000 warrants issued to Tejas and 434,000 warrants issued to Bergman to purchase shares of the Company’s common stock at an exercise price of $0.07.  The value of the warrants was determined using the Black Sholes model with the following assumptions: discount rate of 3.1%, volatility of 162% and expected terms of 4 to 10 years.

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

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Several conditions and events cast doubt about our ability to continue as a going concern.  We have incurred substantial losses in the periods being reported.  We require additional financing in order to fund its business activities on an ongoing basis.  During 2007, we raised approximately $3 million in three separate transactions including a private placement and two financings structured as convertible debt. We closed an additional convertible debt financing of $1.8 million on July 10, 2008. This financing does not provide sufficient capital to alleviate concerns regarding our ability to continue as a going concern.

Our future capital requirements will depend on numerous factors including, but not limited to, our ability to perform on current and future development contracts and the commercialization thereof.

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

The Company has incurred substantial costs in maintaining its status as a reporting public company including dealing with recent SEC reviews. The Company has also incurred substantial costs associated with raising capital for its continued operations. Management is continually reviewing these costs on an on-going basis.

The Company is considering alternatives with respect to its intellectual property in areas outside the oil and gas industry including its GenuDot system. In evaluating these technologies, the company may consider readdressing the marketplace, joint ventures or outright sales of these technologies.

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

On October 31, 2008, we filed Schedule 14C, Information Statement Pursuant to Section 14(c) of the Securities Exchange Act 1934, with the Securities Exchange Commission in order to amend our Articles of Incorporation with the state of Nevada.  The purpose of the Amendment is to increase our authorized Common Stock from 100,000,000 shares to 750,000,000 shares and our authorized Preferred Stock from 10,000,000 to 75,000,000 shares.  The Amendment will become effective upon the effectiveness of our filing of a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada.  The Board reserves the right to not make such filing if it deems it appropriate not to do so.

Recent Accounting Pronouncements

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

The partial adoption of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company’s consolidated financial statements. The Company is in the process of analyzing the potential impact of SFAS 157 relating to our planned January 1, 2009 adoption of the remainder of the standard.

Results of Operations

Our business is focused on furthering the success of our wholly owned subsidiary AirGATE Technologies, Inc. AirGATE derives its revenue from the design, manufacturing and distribution of wireless and sophisticated technologies that include radio frequency identification (“RFID”) and down-hole solutions for the oil field services. We continue to develop products, services and solutions that optimize exploration and production performance for oil and gas companies. The strategy is to continue to focus on delivering new solutions directly to the oil and gas market for high-value, high-return, recurring revenue opportunities.

We generated revenues of $7,657 and $345,514 for the quarter ended September 30, 2008 and 2007, respectively. Revenues were $386,755 and $1,360,422 for the nine months ending September 30, 2008 and 2007, respectively. The decrease in revenues was primarily due to the completion of the down-hole tool project in early 2008.  This project provided the bulk of the revenues of the Company in 2007 and was not extended or replaced upon completion.

Research and development cost decreased to $53,874 from $303,702 for the three months ended September 30, 2008 and 2007, respectively. Research and development expenses were $524,888 and $1,155,148 for the nine months ended September 30, 2008 and 2007, respectively. This reduction reflects the wind down of our efforts on the Hexion tool though additional efforts have been put into the development of SAW (surface acoustic wave) applications which are not yet producing revenue.

Sales and marketing expenses were $83,695 and $46,706 for the three months ended September 30, 2008 and 2007, respectively. These costs were $203,894 for the first nine months of 2008 and $149,167 for the same period of 2007.  The increase was primarily a result of increased allocation of salaries due to focus of executive time. These costs have increased primarily due to our marketing efforts expended to penetrate into the oil and gas industry. We expect to continue to increase sales and marketing efforts in the future as our planned products get closer to commercialization.

General and administrative expenses decreased to $391,671 for the three months ended September 30, 2008 from $719,074 for the same period in 2007. These costs decreased to $1,154,155 in the first nine months of 2008 from $1,849,398 for the same comparable period of 2007.  The decrease is primarily due to reduced salary costs as we have lowered Company head count.

For the three months and nine months ended September 30, 2008, non-cash compensation expense recorded under SFAS 123(R) was $29,626 and $130,687, respectively.

Our interest expense increased to $352,069 for the three months ended September 30, 2008 from $124,764 for the same period in 2007. Interest expense was $912,547 for the nine month period ending September 30, 2008 versus $365,897 for the same period for 2007.  Interest expense has increased substantially due to two financings completed in the second half of 2007 and an additional financing completed in the third quarter of 2008. The increase is primarily due to the amortization of convertible note discounts resulting from warrants issued with debt and beneficial conversion features.

Liquidity and Capital Resources

Operating activities

Our operations generated losses in 2007 and continued to generate losses in the first nine months of 2008. Our net loss for the nine months ended September 30, 2008 was $2,404,464.  For the nine months ended September 30, 2008, we recorded stock based compensation expense in the amount of $130,299, paid in kind accrued interest of $139,036, amortization of financing fees of $123,897 and amortization of debt discount in the amount of $694,311.  Accounts payable decreased $398,927 for the nine months ended September 30, 2008 over the same period ended 2007.

There were no uses of cash flows by investing activities during the first nine months of 2008.

During the third quarter ended September 30, 2008, we closed on the Tranche B financing from the SIJ investors and received proceeds, net of fees, in the amount of $1,541,200 and repaid $172,850 of our long term debt.

Our cash decreased by $241,973 during the nine months ended September 30, 2008.

Our working capital requirements depend on many factors including contract extensions and new contracts. However, our primary source of working capital at this time comes from securing investment financing. If losses continue as we expect, we will have to obtain additional funds to meet our ongoing business requirements.  We had a working capital deficit on September 30, 2008 in the amount of $313,195.

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

On July 10, 2008, we closed on the Tranche B financing and received $1.8 million from the SIJ Investors.  Between the Tranche A Financing and the Tranche B Financing, X-Change received a total of $3.6 million.   As an inducement to the Investors, X-Change delivered to the Investors 16,714,286 shares ("Tranche B Shares") of its common stock (par value $0.001 per share "Common Stock"), split in proportion to their participation in the Tranche B Financing. X-Change, the Investors and Tejas also executed on July 10, 2008 an amendment ("RRA Amendment No. 1") to that certain Registration Rights Agreement that was entered into on December 4, 2007 by and among the same parties ("RRA").

The Tranche B Notes obligate the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum.  Principal on these notes is due five years after issuance.  Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes.  The Tranche B Notes are convertible at the option of the SIJ Investors at a conversion price of $0.07.  An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company’s achieving certain commercialization milestones. As additional consideration for the Tranche B Financing, X-Change issued the Investors Tranche B Warrants that are exercisable for five years into an aggregate of 25,714,286 shares of Common Stock at $0.17 per share.

The Company allocated the proceeds from the debentures between the warrants, stock and debt based on the estimated relative fair values.  The value of the warrants was calculated at $1,377,852 using the Black Scholes valuation model and the following assumptions: discount rate of 3.1%, volatility of 162% and expected term of 5 years.  The value of the stock was calculated based on the number of shares issued and the current market price at the date of the agreement.  The Company also calculated a beneficial conversion feature totaling $767,869.  The Company is amortizing the warrant value, stock value and the value attributable to the beneficial conversion feature over the term of the debentures, five years.

The Company incurred debt issuance costs in connection with the SIJ financing which were recorded at $489,880.  The amounts recorded included cash paid for legal and placement fees totaling $258,800, stock issued for services valued at $34,150, and warrants issued for services in connection with the debt totaling $196,930.  There were 2,970,000 warrants issued to Tejas and 434,000 warrants issued to Bergman to purchase shares of the Company’s common stock at an exercise price of $0.07.  The value of the warrants was determined using the Black Sholes model with the following assumptions: discount rate of 3.1%, volatility of 162% and expected terms of 4 to 10 years.

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

Going Concern

In connection with our Form 10-KSB for the year ended December 31, 2007, our Independent Registered Public Accountants included a paragraph in their opinion that referred to doubts about our ability to continue as a going concern.  Several conditions and events cast doubt concerning our ability to continue as a going concern.  We are dependent upon the expected cash flow of ongoing development contracts, and require additional financing in order to fund our business activities on an ongoing basis.  We have taken steps to provide additional financing to the Company and we are actively in discussions with a number of capital sources. While we believe that the actions already taken or planned may mitigate the adverse conditions and events which raise doubt about the validity of the going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful or that we will have sufficient funds to continue its operations.

Off-Balance Sheet Arrangements

The Company has a lease on its office space in Allen, Texas with commitments of approximately $96,900 annually through December 31, 2010.

Inflation

We believe that inflation has not had a significant impact on operations since inception.

Item 4T  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and its Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's CEO and CFO carried out an evaluation of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. Management has determined that (i) we are unable to maintain the proper segregation of various accounting and finance duties because of our small size and limited resources, (ii) much of the financial closing process is done off-line on electronic spreadsheets that are maintained on individual computers and (iii) based on our staffing limitations, we rely on our Chief Financial Officer to provide a significant amount of our compensating controls.

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

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's CEO and CFO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

THE X-CHANGE CORPORATION (Registrant)

DATE: November 12, 2008	/s/ Kathleen Hanafan Kathleen Hanafan Chief Executive Officer

DATE: November 12, 2008	/s/ Wm Chris Mathers Wm Chris Mathers Chief Financial Officer