Form 10-K
period 2008-12-31
X-CHANGE CORP
filed 2009-12-23
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark one)
[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange
    Act of 1934

    For the fiscal year ended December 31, 2008

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                        Commission File Number: 002-41703


                            The X-Change Corporation
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                               90-0156146
(State of Incorporation)                             (I.R.S. Employer ID Number)

             17120 N. Dallas Parkway, Suite 235, Dallas, Texas 75248
                    (Address of Principal Executive Offices)

                                 (972) 361-0036
                         (Registrant's Telephone Number)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 19, 2009 was approximately $ 1,184,195 based upon 40,834,311 shares held by non-affiliates and a closing market price of $0.029 per share on December 21, 2009, as reported on www.bigcharts.com.

As of December 21, 2009, there were 106,227,169 shares of Common Stock issued and outstanding.

                            THE X-CHANGE CORPORATION

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Business                                                            3
Item 1A  Risk Factors                                                        6
Item 2   Properties                                                          9
Item 3   Legal Proceedings                                                  10
Item 4   Submission of Matters to a Vote of Security Holders                10

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  10
Item 6   Selected Financial Data                                            13
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13
Item 7A  Quantitative and Qualitative Disclosures About Market Risk         16
Item 8   Financial Statements and Supplementary Data                        17
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          17
Item 9A  Controls and Procedures                                            17

PART III

Item 10  Directors, Executive Officers and Corporate Governance             19
Item 11  Executive Compensation                                             21
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    22
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                       23
Item 14  Principal Accountant Fees and Services                             23

PART IV

Item 15  Exhibits and Financial Statement Schedules                         24

SIGNATURES                                                                  26

In this filing, the terms "we", "our", "us", "X-Change", and/or "Company" refer to the Registrant, The X-Change Corporation.

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, we have disposed of all of the assets and operations.

On July 20, 2005, the Company exchanged 10,000,000 shares of common stock for 100% of the issued and outstanding stock of AirGATE Technologies, Inc. (AirGATE). This transaction made AirGATE a wholly-owned subsidiary of the Company.

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company's common stock. The note and accrued, and unpaid, interest was converted to 51,000,000 shares of the Company's common stock and the foreclosure proceeding was consummated on January 16, 2009. Due to the timing of this transaction, the foreclosure and related disposition of AirGATE is reflected in the accompanying financial statements as of December 31, 2008.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

OUR IMMEDIATE PAST BUSINESS OPERATIONS

Our former business plan was focused on furthering the success of our former wholly-owned subsidiary AirGATE Technologies, Inc. (AirGATE). AirGATE was a solution-based company specializing in wireless technologies including radio frequency identification ("RFID") for the business-to-business customer. AirGATE was focused on wireless products and services in vertical markets, primarily in the oil & gas industry, that differ from the more widely known RFID supply chain model. Our former business plan emphasized generating royalty payments and long-term transaction based revenues through its customers. The Company had designed and developed intellectual property and patents, for the manufacturing and oil and gas vertical markets. Most of AirGATE's products and other services were developed on behalf of its multi-billion dollar customers. AirGATE had developed a downhole radar tool for Hexion Specialty Chemicals, Inc.; an ultra-wide band traveling block solution to determine real-time measurement of drilling speed and depths; and a drill pipe and down -hole tool tagging system utilizing surface acoustic wave (SAW) technology. Former management was of the opinion that other potential clients included national and international oil and gas companies that manufacture down- hole products for oil wells such as drill collars, jars, stabilizers, mud motors, and other components. AirGATE products were designed to provide for asset tracking, including pedigree history of pipe/tools, and real time data analysis of down-hole and equipment conditions. AirGATE also developed SAW tags for a variety of other industries and applications.

FORECLOSURE ACTIONS AND LIQUIDATION OF SUBSIDIARY

In November 2008, the Company defaulted on its promissory note obligation to Melissa CR 364, LTD. for failing to remit the outstanding balance and unpaid, but accrued, interest payable on the contractual maturity date. On December 15, 2008, Melissa CR 364, LTD. served the Company with a demand for payment in full of the promissory note. As of the demand date, the Company did not have the funds available to pay Melissa CR 364, LTD. Melissa CR 364, LTD. had a security interest in the shares of stock of our then wholly-owned subsidiary, AirGATE. Additionally, a default under the Melissa CR 364, LTD. note triggered a default under our loan agreement with La Jolla Cove Investors. Upon an event of default under the La Jolla Cove Investors, the Company may be (i) required to pay a default rate equal to 3.75% percent and (ii) accelerate the payment of the entire outstanding amounts owed at 120% of the outstanding principal amount. La Jolla Cove has not requested the default rate or sent a notice of acceleration.

On January 21, 2009, Melissa CR 364, LTD. informed the Company it had completed a foreclosure on its security interest in the 100% of the issued and outstanding shares of the stock of our wholly-owned subsidiary, AirGATE Technologies, Inc. and held a sale of the AirGATE stock on January 16, 2009, which was disclosed in the Company's Form 8-K, filed on January 26, 2009. Melissa CR 364, LTD.'s foreclosures and auction of their holdings reduced the Company's debt to Melissa CR 364, LTD. by $10,000, the amount realized from the auction. After this foreclosure action and auction sale, the Company had no operations or operating assets.

On January 26, 2009, we received notice of a default on our Amended and Restated Senior Secured Convertible Term Notes - Tranche A and our Senior Secured convertible Term Note - Tranche B from Samson Investment Company, Ironman PI Fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P., with a collective principal amount of $3,600,000, plus unpaid, but accrued, interest payable, related to Melissa CR 364, LTD.'s notice of foreclosure on the AirGATE stock. Samson Investment Company, Ironman PI fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P. collectively demanded redemption of the notes within seven days of the notice of default date for $1,975,162.87, $1,975,162.87 and $637,149.31, respectively. At the time notice of default was received, the Company did not have the funds available to satisfy the collective obligations. Samson Investment Company, Ironman PI Fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P., has a security interest in all of the assets of AirGATE.

On May 28, 2009, the Company entered into a Settlement Agreement and Release with AirGATE Technologies Inc. (AirGATE), HM Energy Technologies Inc. (HM), WM Chris Mathers (Mathers), Kathleen Hanafan (Hanafan), Duke Loi (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP (John Thomas and, collectively with Samson and Ironman, SIJ) and Melissa CR 364, LTD (Melissa).

Under the terms of the Agreement, (i) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 shares of the Company's common stock held by Samson, 7,196,429 shares of the Company's common stock held by Ironman and 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and others; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of X-Change; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by the Company for completion of an audit of the consolidated financial statements of the Company and AirGATE for the fiscal year ended December 31, 2008; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the balance of the Melissa Note.

In summary, as a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled financial obligations of the Company that exceeded $3.6 million, with interest; and terminated their rights under warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. To the extent that the cancellation of debt constitutes a taxable event, management is of the opinion that the Company's cumulative net operating loss carryforward will more than offset any taxes due as a result of this event.

On May  26,  2009,  effective  as of  December  15,  2008,  the  Company  issued
51,000,000 shares of its $0.001 par value common stock to K & D Equity Investments, Inc. (K&D), a Texas corporation, pursuant to the amended conversion features of the Convertible Promissory Note between the Company, AirGATE and Melissa CR 364, LTD., a portion of which was subsequently assigned to K & D. The issuance was originally approved by the Board in December 2008, but was not accepted by K & D until May 26, 2009. This issuance is reflected in the accompanying financial statements as of the effective date.

OUR CURRENT BUSINESS PLAN

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on our controlling shareholders to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

R. Wayne Duke, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which R. Wayne Duke is currently affiliated.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than R. Wayne Duke, our sole officer and director) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of R. Wayne Duke, our President and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

     *    Potential for future earnings and appreciation of value of securities;
     * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     * Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
     *    Historical results of operation;
     *    Liquidity and availability of capital resources;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     *    Amount of debt and contingent liabilities; and
     * The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, R. Wayne Duke, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A - RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

Because management consists of only one person, while seeking a business combination, R. Wayne Duke, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Galoppi anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Galoppi has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Galoppi. The loss of the services of Mr. Galoppi would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST

The Company's sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

REGULATION OF PENNY STOCKS

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include
(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of privately held business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

ADDITIONAL RISKS--DOING BUSINESS IN A FOREIGN COUNTRY

As the Company intends to effectuate a business combination with a merger target whose business operations, headquarters, place of formation or primary place of business may be located outside the United States, the Company may face the significant additional risks associated with doing business in such region. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the applicable political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. The Company intends to structure any business combination so as to minimize the tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

ITEM 2 - PROPERTIES

The Company currently maintains a mailing address at 17120 N. Dallas Parkway, Suite 235, Dallas, Texas 75248. The Company's telephone number there is (972) 361-0036. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the NASDAQ OTC Bulletin Board, under the trading symbol "XCHC." As of December 21, 2009, there were approximately 142 registered holders of record of the common stock. The following table sets forth the range of the high and low bid prices per share of our common stock as reported on www.bigcharts.com during the last two calendar years for the period indicated. Prices reported are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                        High               Low
                                                        ----               ---
Year ended December 31, 2007
   Quarter ended March 31                               $1.38            $0.53
   Quarter ended June 30                                $0.65            $0.17
   Quarter ended September 30                           $0.40            $0.21
   Quarter ended December 31                            $0.35            $0.18

Year ended December 31, 2008
   Quarter ended March 31                               $0.25            $0.096
   Quarter ended June 30                                $0.135           $0.06
   Quarter ended September 30                           $0.09            $0.025
   Quarter ended December 31                            $0.03            $0.001

DIVIDENDS

We have never paid any cash dividends on our common stock. We intend to retain and use any future earnings for the development and expansion of business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We believe that all of the following offerings and sales were exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereunder.

During the year ended December 31, 2007, the Company issued an aggregate 100,000 shares of restricted, unregistered common stock to a consulting firm as consideration for services rendered.

During the year ended December 31, 2007, the Company issued 3,725,001 shares of common stock to outside investors under a private placement memorandum for proceeds in the amount of $1,117,500. Warrants were also issued in connection with this financing as discussed separately.

During the year ended December 31, 2008, the Company issued an aggregate 17,202,139 shares of restricted, unregistered common stock as consideration for financing fees in conjunction with the receipt of approximately $1,800,000 in new debt financing.

During the year ended December 31, 2008, the Company issued an aggregate 600,000 shares of restricted, unregistered common stock to a consulting firm as consideration for services rendered.

During the year ended December 31, 2008, the Company issued an aggregate 3,812,161 shares of registered common stock in exchange for the conversion of approximately $36,500 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $22,500 which was classified as "interest expense" in the accompanying financial statements.

In  December  2008,  the  Company  issued   51,000,000   shares  of  restricted,
unregistered common stock in connection with the redemption of $51,000 in principal against a note payable in conjunction with a foreclosure action by the noteholder.

COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share.

As of December 31, 2008, the warrants break down as follows:

                           # warrants       exercise price
                           ----------       --------------
                            3,404,000           $0.07
                           25,714,286           $0.17
                              630,000           $0.20
                              200,000           $0.40
                            4,500,000           $0.50
                            3,860,351           $0.60
                            3,725,001           $0.84
                            4,000,000           $1.00
                           ----------
                           46,033,638           $0.36
                           ==========

                           # warrants        initial term
                           ----------        ------------
                            4,000,000          3 years
                              569,350          4 years
                           37,864,288          5 years
                              630,000          9 years
                            2,970,000          10 years
                           ----------
                           46,033,638
                           ==========

On May 28, 2009, as previously discussed, the Company entered into a Settlement Agreement and Release with AirGATE Technologies Inc. (AirGATE), HM Energy Technologies Inc. (HM), WM Chris Mathers (Mathers), Kathleen Hanafan (Hanafan), Duke Loi (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP (John Thomas and, collectively with Samson and Ironman, SIJ) and Melissa CR 364, LTD (Melissa). In this Agreement, approximately 30,214,286 warrants were cancelled on that date.

REPURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during 2008 or 2007.

EQUITY COMPENSATION

During 2008 and 2007, respectively, we issued 600,000 and 100,000 shares of our common stock to consultants, in the aggregate. These issuances were all in exchange for services rendered. These issuances were not approved by a vote of our security holders. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

During 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan allowing for stock options to be issued to employees, directors and consultants of up to 6,000,000 shares in the aggregate. The Plan was not presented to nor approved by a vote of the Company's stockholders and provides for the issuance of incentive stock options and non-statutory options for common stock to the Company's employees, directors and consultants. The exercise price of each option may not be less than the trading price of the Company's stock on the date of the option grant. The options generally vest over a four year period and have a maximum term of ten years. Upon the foreclosure upon our operating subsidiary, AirGATE, all outstanding stock options were cancelled. No options were exercised from their initial issuance through December 31, 2008.

COMMON STOCK

Our authorized capital stock consists of 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 75,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

PROVISIONS HAVING A POSSIBLE ANTI-TAKEOVER EFFECT

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

PREFERRED STOCK

The Company is authorized to issue up to a total of 75,000,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors has designated 5,000,000 shares as "Series A Convertible Preferred Stock".

The Company is under no obligation to pay dividends or to redeem the Series A Convertible Preferred Stock. This series of stock is convertible into 10 shares of Common Stock at the option of the shareholder or upon automatic conversion. In the event of any liquidation, dissolution or winding-up of the Company, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, at an amount of $1 per share.

As of December 31, 2008 and 2007, respectively, there were no shares of preferred stock issued and outstanding.

RESTRICTED SECURITIES

As of December 31, 2008, we had approximately 83,573,345 shares of common stock which may be considered to meet the definition and requirements of "restricted securities" as defined in Rule 144. We do not intend to issue any additional securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

TRANSFER AGENT

Our independent stock transfer agent is Signature Stock Transfer, Inc. Their address is 2220 Coit Road, Suite 480, PMB 317, Plano, Texas 75075. Their contact numbers are (972) 612-4120 for voice calls and (972) 612-4122 for fax transmissions.

REPORTS TO STOCKHOLDERS

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) GENERAL

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, we have disposed of all of the assets and operations.

On July 20, 2005, the Company exchanged 10,000,000 shares of common stock for 100% of the issued and outstanding stock of AirGATE Technologies, Inc. (AirGATE). This transaction made AirGATE a wholly-owned subsidiary of the Company.

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company's common stock. The note and accrued, and unpaid, interest was converted to 51,000,000 shares of the Company's common stock and the foreclosure proceeding was consummated on January 16, 2009. Due to the timing of this transaction, the foreclosure and related disposition of AirGATE is reflected in the accompanying financial statements as of December 31, 2008.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

The Company had no separately earned revenue, except for nominal interest income, for either of the years ended December 31, 2008 or 2007, respectively. All operating revenues for 2008 and 2007 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the years ended December 31, 2008 and 2007 were approximately $26,000 and $424,000, respectively. The significant decline in 2008 expenditures related directly to the decreased activity and the ultimate disposition of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. which was foreclosed upon as of December 31, 2008.

(3) RESULTS OF OPERATIONS AND DISCONTINUED OPERATIONS OF AIRGATE TECHNOLOGIES, INC.

All discussions and comparisons of our business activity prior to December 31, 2008 is irrelevant as the operations of our former wholly-owned subsidiary, AirGATE ceased, effective December 31, 2008.

On August 15, 2006, the Company executed a long-term $1,000,000 Line-of-Credit Promissory Note with Melissa CR 364 Ltd. (Lender), a Texas limited partnership. The Lender is managed by a former officer and shareholder of the Company. As of September 30, 2007, the Company and the Lender modified the note with an outstanding balance of approximately $797,794. Concurrent with the execution of this modification, the Company agreed not to draw any further amounts on this facility.

This note matured on August 14, 2008 and bore interest at 10% per annum. Accrued interest under the note was payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest are due upon maturity. The Company has pledged 100% of the outstanding common stock of AirGATE as collateral for the note. Further, at the sole discretion of the Lender, this note may be converted into restricted common stock of the Company at any time at a conversion rate equal to $0.825 per share.

During December 2008, the Lender began foreclosure proceedings against the collateral underlying the note payable to the Lender. On January 16, 2009, the foreclosure proceedings were completed and the Lender took formal possession of 100% of the Company's holdings in the AirGATE subsidiary. As the foreclosure was in progress at December 31, 2008 and the ultimate outcome of the action was complete within a determinable period prior to the release of the Company's financial statements; the effect of this foreclosure is reflected in the accompanying financial statements as of December 31, 2008.

As of December 31, 2008, the Company has no significant assets or operations.

The results of AirGATE's operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the period ended December 31, 2008 and 2007, respectively, are as follows:

                                             December 31,          December 31,
                                                2008                  2007
                                             -----------           -----------

Net sales                                    $   386,755           $ 1,626,654
                                             ===========           ===========
Operating income (loss)                      $(1,076,181)          $(2,184,863)
                                             ===========           ===========
Loss from discontinued operations            $(1,140,199)          $(2,282,724)
                                             ===========           ===========

(4) FUTURE OPERATIONS

The Company anticipates having expenditures in future periods relating solely to the Company's requirement to file periodic reports pursuant to the Exchange Act and maintaining the corporate entity until such time that it completes an acquisition or merger transaction with an operating company.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company executes upon its current business plan.

(5) PLAN OF BUSINESS

GENERAL

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities which desire to seek the perceived advantages of an Exchange Act registered corporation. As of the date of this report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

MANAGEMENT

The Company is a shell corporation, and currently has no full-time employees. R. Wayne Duke is the Company's sole officer and director and is also the sole officer and director of the Company's controlling stockholder. All references herein to management of the Company are to Mr. Duke. Mr. Duke, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Duke and the potential demands of the Company's activities.

The amount of time spent by Mr. Duke on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Duke will actually be required to spend to locate a suitable target company. Mr. Duke estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

(6) LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2008,  the  Company  had  working  capital  of  approximately
$(958,000).

The Company's operating history consists of discontinued and unsuccessful business ventures and currently has limited cash on hand, no assets and a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's Articles of Incorporation authorize the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company; which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company's majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company is at the mercy of future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 2007, the Company dismissed its certifying accountant, Robison, Hill & Co. ("Robison, Hill"). Robison, Hill's reports on the financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles other than with respect to a modification concerning the company continuing as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended December 31, 2006 and 2005, and the subsequent interim period through April 12, 2007, the Company has not had any disagreements with Robison, Hill on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Effective April 19, 2007, the Company's Board of Directors engaged KBA Group, LLP (KBA) as the Company's independent registered public accounting firm. During the two fiscal years ended December 31, 2006 and the subsequent interim period through April 19, 2007, we did not consult with KBA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did KBA provide written or oral advice to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event.

On June 26, 2009, KBA advised the Company's Board of Directors that they had resigned as the Company's independent registered public accounting firm. Effective June 1, 2009, KBA merged with the accounting firm of BKD, LLP. It is the Company's understanding that it did not meet BKD, LLP's audit client acceptance criteria. The audit report of KBA on the Company's financial statements for the year ended December 31, 2007 expressed an unqualified opinion and included an explanatory paragraph relating to the Company's ability to continue as a going concern due to significant recurring losses and other matters. Such audit report did not contain any other adverse opinion or disclaimer of opinion or qualification. The Company and KBA have not, during the Company's two most recent fiscal years or any subsequent period through the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to KBA's satisfaction, would have caused KBA to make reference to the subject matter of the disagreement in connection with its reports.

On August 17, 2009, the Company engaged S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's registered independent public accounting firm to audit the Company's financial statements for the year ended December 31, 2008, and conduct audits and reviews for subsequent periods as required. The Company did not consult with SWHCPA at any time prior to August 17, 2009, including with regard to the Company's two most recent fiscal years ended December 31, 2007, and the subsequent interim periods through the date of this Report, with respect to the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     -- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     -- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     -- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2008. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the
Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.


                (Remainder of this page left blank intentionally)

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers serving the Company are as follows:

     Name                 Age                   Position Held and Tenure
     ----                 ---                   ------------------------

R. Wayne Duke             69              President, Chief Executive Officer
                                          Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The sole director and officer will devote his time to the Company's affairs on an as needed basis. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

R. Wayne Duke became our Chairman, President, Chief Financial Officer and Secretary on October 1, 2009 and is responsible for the Company's overall operations.

Mr. Duke was appointed as a Company Director on September 9, 2009. On October 1, 2009, in conjunction with the resignation of the Company's then-sole officer, as the Company's sole remaining director, he appointed himself as the Company's Chief Executive and Chief Financial Officer. Mr. Duke is the sole officer and director of K&D Equity Investments, Inc., the Company's controlling shareholder. He is also the Chief Executive Officer of USMetrics, Inc. a parts supplier to the Maintenance, Repair and Overhaul industry, and the Chairman and CEO of Industrial Clearinghouse, Inc., an MRO excess inventory clearinghouse. Through February 2008, Mr. Duke was an officer or director of Brighton Oil & Gas, Inc. (currently Cannabis Science, Inc. (OTCBB: CBIS)). Mr. Duke holds a BBA in Finance and a Masters Degree in Business from The University of North Texas.

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

     *    conducted himself in good faith;
     * reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and
     * in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008 that all eligible persons are in compliance with the requirements of Section 16(a).

CONFLICTS OF INTEREST

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE PAST FIVE (5) YEARS

     (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.
     (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.
     (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.
     (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 11 - EXECUTIVE COMPENSATION

The current management and oversight of the Company requires less than four (4) hours per month. As the Company's sole officer and director is engaged in other full-time income producing activities, the Company's sole officer or director has not received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s). See Certain Relationships and Related Transactions.

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Non-qualified
                                                                     Incentive     Deferred        All
 Name and                                                              Plan         Compen-       Other
 Principal                                      Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)    Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------    --------   ---------   ---------  ---------    -----------   ---------  ---------
R. Wayne Duke   2008   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
President, CEO  2007   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
                2006   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

Mike Sheriff    2008   $133,917     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $133,917
Former CEO      2007   $155,625     $22,000     $  -0-     $    -0-      $-0-          $-0-        $-0-     $177,625
                2006   $125,000     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $125,000

Kathleen        2008   $203,031     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $203,031
Hanafan         2007   $147,667     $22,000     $  -0-     $362,900      $-0-          $-0-        $-0-     $352,567
Former COO      2006   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

George DeCourcy 2008   $148,822     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $148,822
Former CFO      2007   $ 64,164     $10,000     $  -0-     $291,975      $-0-          $-0-        $-0-     $366,139
                2006   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

Karey Daniels   2008   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
Former CFO      2007   $ 64,164     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $ 64,164
                2006   $120,000     $   -0-     $8,200     $    -0-      $-0-          $-0-        $-0-     $128,120

----------
1) A direct stock grant of 50,000 shares was made to Karey Daniels, the Company's former CFO. These shares were valued at approximately $8,200.
2) The stock option awards were valued using the grant date value calculated in accordance with the Compensation topic of the FASB Accounting Standards Codification and are not discounted for factors such as trading restrictions, vesting limitations and other traditional discounts. See the notes to the accompanying financial statements for a discussion of relevant assumptions used in calculating these values.
3)   Ms.  Hanafan's  compensation  is  reflected  from January 15, 2007 (date of hire) through the end of the year. Ms. Hanafan was awarded an additional 100,000 shares of common stock prior to her employment for work as a consultant on a financing matter.
4) Mr. DeCourcy's compensation is reflected from July 17, 2007 (date of hire) through the end of the year. 5) Mr. Daniels' compensation is reflected from January 1, 2007 through June 11, 2007 (date of departure).

As of December 31, 2008, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                       Number of shares      Number of shares    Beneficial      Percent
     Name and address                   directly owned       indirectly owned     ownership      of class
     ----------------                   --------------       ----------------     ---------      --------
K&D Equity Investment, Inc.(3)            51,000,000                --           51,000,000       41.35%
Midland Trading, Inc.(3)                   7,196,429                --            7,196,429        5.84%
South Beach Live, Inc. (3)                 7,196,429                --            7,196,429        5.84%

Officers and Directors as a group(4)      51,000,000                --           51,000,000       41.35%

----------
(1) On December 21, 2009, there were 106,227,169 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(2) In determining the percent of voting stock owned by a person on December 31, 2008 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 106,227,169 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities (approximately 3,197,750 shares on the exercise of the LaJolla outstanding warrants and approximately 13,902,174 shares to be issued if there was total conversion of the LaJolla debenture at December 21, 2009) - approximately 123,327,093 beneficial shares in total. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.
(3) The contact address for the listed stockholder is 17120 N. Dallas Parkway, Suite 235, Dallas, TX 75248. (4) R. Wayne Duke, our sole officer and director is the sole officer and director of K&D Equity Investment, Inc.

CHANGES IN CONTROL

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no relationships or transactions between us and any of our directors, officers and principal stockholders.

The Company currently maintains a mailing address at 17120 N. Dallas Parkway, Suite 325, Dallas, Texas 75248. The Company's telephone number there is (972) 361-0036. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, KBA Group, LLP (KBA) of Dallas, Texas or Robison, Hill & Company (RHC) of Salt Lake City, UT.

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                  2008              2007
                                                 -------           -------
     1. Audit fees
          KBA                                    $83,000           $37,219
          RHC                                      4,800            26,400
     1. Audit-related fees                            --                --
     2. Tax fees                                      --                --
     3. All other fees                                --                --
                                                 -------           -------

        Totals                                   $87,800           $63,619
                                                 =======           =======

----------
1. Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company or KBA Group LLP, both our former independent accountants, in connection with statutory and regulatory filings or engagements.
2. Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.
3. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We have considered whether the provision of any non-audit services, currently, in the past or in the future, is compatible with either Robison, Hill & Company, KBA Group, LLC or S. W. Hatfield, CPA maintaining their respective independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Neither Robison, Hill & Company, KBA Group, LLC or S. W. Hatfield, CPA charged the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company's principal accountants, (2007) Robison, Hill & Company or KBA Group, LLC or (2008) S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1 Articles of Incorporation. Incorporated herein by reference to Exhibit 3.01(i) on Form 8-K filed on January 23,2008.
3.2 Amended and Restated Bylaws of The X-Change Corporation. Incorporated herein by reference to Exhibit 3.01(ii) on Form 8-K filed on January 23, 2008.
10.1 Promissory Note, dated August 15, 2006, between the X-Change Corporation and Melissa CR 364 Ltd. Incorporated herein by reference to
         Exhibit 10.01 included with our Current Report on Form 8-K filed with the SEC on August 21, 2006.
10.2 Promissory note, dated August 15, 2008, between the X-Change Corporation and Melissa CR 364 Ltd. Incorporated herein by reference to
         Exhibit 10.02 included with our Current Report on Form 8-K filed with the SEC on August 21, 2008.
10.3 Securities Purchase Agreement, dated December 4, 2007, by and among X-Change, AirGATE, and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on December 10, 2007.
10.4 Securities Purchase Agreement, dated December 4, 2007, by and among X-Change, AirGATE, and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 4.1 on Form 8-K filed on December 10, 2007.
10.5 Form of Senior Secured Convertible Term Note--Tranche A, dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 4.2 on Form 8-K filed on December 10, 2007.
10.6 Form of Tranche A Warrant dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on December 10, 2007.
10.7 Registration Rights Agreement dated December 4, 2007, by and among X-Change and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP, and Tejas Securities Group, Inc. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on December 10, 2007.
10.8 Security and Guaranty Agreements dated December 4, 2007 by and among X-Change, AirGATE and Samson Investment Company, Ironman PI Fund (QP), LP, and John Thomas Bridge & Opportunity Fund, LP. Incorporated herein by reference to Exhibits 10.3 and 10.4 respectively on Form 8-K filed on December 10, 2007.
10.9 Amendment No. 1 to the Securities Purchase Agreement, dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to
         Exhibit 4.1 on Form 8-K filed on July 16, 2008.
10.10 Form of Amended and Restated Senior Secured Convertible Term Note - Tranche A, effective December 4, 2007, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to Exhibit 4.2 on Form 8-K filed on July 16, 2008.
10.11 Form of Senior Secured Convertible Term Note - Tranche B, dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to
         Exhibit 4.3 on Form 8-K filed on July 16, 2008.
10.12 Form of Amended and Restated Tranche A Warrant effective December 4, 2007, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to
         Exhibit 10.1 on Form 8-K filed on July 16, 2008.

10.13 Form of Tranche B Warrant dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on July 16, 2008.
10.14 Amendment No. 1 to the Registration Rights Agreement dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership and Tejas Securities Group, Inc., a Texas corporation. Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on July 16, 2008.
10.15 Voting Agreement entered into on July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership and certain of The X-Change Corporation's shareholders. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on July 16, 2008.
10.16 Amendment to Convertible Promissory Note, dated as of August 22, 2008, by and among The X-Change Corporation, AirGATE Technologies, Inc. and Melissa CR 364 Ltd. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 28, 2008.
21.1     List of subsidiaries - Not applicable as of December 31, 2008
31.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


               (Financial Statements follow beginning on page F-1)

                            THE X-CHANGE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
   S. W. Hatfield, CPA                                                      F-2
   KBA Group, LLP                                                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet
      as of December 31, 2008                                               F-4

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended December 31, 2008 and 2007                        F-5

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended December 31, 2008 and 2007                        F-6

   Consolidated Statements of Cash Flows
      for the years ended December 31 2008 and 2007                         F-7

   Notes to Consolidated Financial Statements                               F-8

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying balance sheet of The X-Change Corporation (a Nevada corporation) as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2008, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The financial statements of the Company for the year ended December 31, 2007 were audited by other auditors whose report was dated April 10, 2008 and included a paragraph expressing substantial doubt about the Company's ability to continue as a going concern. This auditor has not performed any additional audit procedures subsequent to the date of their report.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2008 and the results of their consolidated operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no operations or significant assets as of December 31, 2008 and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                /s/ S. W. Hatfield, CPA
                                                --------------------------------
                                                S. W. HATFIELD, CPA

Dallas, Texas
December 8, 2009 (except for Note O
 as to which the date is December 21, 2009)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of The X-Change Corporation and subsidiary (the "Company") for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The X-Change Corporation and its subsidiary for the year ended
December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no operations and limited cash on hand. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KBA Group LLP
-----------------------------
KBA Group LLP

Dallas, Texas
April 10, 2008

                            THE X-CHANGE CORPORATION
                                  BALANCE SHEET
                                December 31, 2008

                                                                   December 31,
                                                                       2008
                                                                   ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                         $     18,503
                                                                   ------------

      TOTAL CURRENT ASSETS                                               18,503
                                                                   ------------

OTHER ASSETS
  Debt financing fees, net of accumulated
   amortization of approximately $168,507                               914,880
                                                                   ------------

      TOTAL OTHER ASSETS                                                914,880
                                                                   ------------

TOTAL ASSETS                                                       $    933,383
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount       $    137,750
  Convertible notes payable, net of unamortized discount              1,502,582
  Accrued interest payable                                                4,600
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       1,644,932
                                                                   ------------

      TOTAL LIABILITIES                                               1,644,932
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                              --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    104,108,673 shares issued and outstanding                           104,109
  Additional paid-in capital                                         17,938,909
  Accumulated deficit                                               (18,545,328)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (711,549)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    933,383
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            THE X-CHANGE CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2008 and 2007

                                                              Year ended             Year ended
                                                             December 31,           December 31,
                                                                 2008                   2007
                                                             ------------           ------------
REVENUES - net of returns and allowances                     $         --           $         --
COST OF SALES                                                          --                     --
                                                             ------------           ------------

GROSS PROFIT                                                           --                     --
                                                             ------------           ------------

OPERATING EXPENSES
  General and administrative expenses                              25,832                424,253
                                                             ------------           ------------
      TOTAL OPERATING EXPENSES                                     25,832                424,253
                                                             ------------           ------------

LOSS FROM OPERATIONS                                              (25,832)              (424,253)

OTHER INCOME (EXPENSE)
  Interest income                                                   3,559                  2,657
  Interest expense                                               (725,722)               (75,367)
  Amortization of financing fees and note discounts            (1,120,241)              (420,106)
  Other                                                            (4,807)                    --
                                                             ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                             (1,847,211)              (492,816)
                                                             ------------           ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                             (1,873,043)              (917,029)

PROVISION FOR INCOME TAXES                                             --                     --
                                                             ------------           ------------

LOSS FROM CONTINUING OPERATIONS                                (1,873,043)              (917,029)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-,  respectively                                (1,140,199)            (2,282,724)
  Loss on disposition of discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-, respectively                                   (101,021)                    --
                                                             ------------           ------------

LOSS FROM DISCONTINUED OPERATIONS                              (1,241,220)            (2,282,724)
                                                             ------------           ------------

OTHER COMPREHENSIVE INCOME                                             --                     --
                                                             ------------           ------------

COMPREHENSIVE LOSS                                           $ (3,114,263)          $ (3,199,753)
                                                             ============           ============
Netloss per weighted-average share of
 common stock outstanding, calculated
 on Net Loss - basic and fully diluted
   From continuing operations                                $      (0.04)          $      (0.03)
   From discontinued operations                                     (0.03)                 (0.08)
                                                             ------------           ------------
      Total                                                  $      (0.07)          $      (0.11)
                                                             ============           ============
Weighted-average number of shares
 of common stock outstanding                                   43,567,672             30,326,515
                                                             ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            THE X-CHANGE CORPORATION
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 2008 and 2007

                                                   Common Stock            Additional
                                               ---------------------        paid-in         Accumulated
                                               Shares         Amount        capital           deficit            Total
                                               ------         ------        -------           -------            -----
BALANCES AT JANUARY 1, 2007                  27,764,500     $ 27,765     $ 11,717,497      $(12,231,312)     $   (486,050)

Common stock issued for
  Cash                                        3,725,001        3,725        1,113,775                --         1,117,500
  Services                                      100,000          100             (100)               --                --
Stock based compensation earned                      --           --          488,517                --           488,517
Debt discount on convertible
 notes and debentures payable                        --           --        2,202,160                --         2,202,160
Warrants issued for financing fees                   --           --          227,149                --           227,149
Net loss for the year                                --           --               --        (3,199,753)       (3,199,753)
                                            -----------     --------     ------------      ------------      ------------
BALANCES AT DECEMBER 31, 2007                31,589,501       31,590       15,748,998       (15,431,065)          349,523

Common stock issued for
  Financing fees                             17,202,139       17,202          448,727                --           465,929
  Services                                      600,000          600           24,900                --            25,500
  Debenture conversion                        3,812,161        3,812           32,705                --            36,517
  Foreclosure on and conversion of
   subsidiary debt                           51,000,000       51,000          459,000                --           510,000
Stock based compensation earned                      --           --          130,299                --           130,299
Stock based compensation forfeited
 at foreclosure                                      --           --         (618,816)               --          (618,816)
Debt discount on convertible
 notes and debentures payable                        --           --          713,599                --           713,599
Warrants issued for financing fees                   --           --          790,163                --           790,163
Balancing of issued and outstanding
 stock to transfer agent and historical
 corporate records                              (95,128)         (95)              95                --                --
Net loss for the year                                --           --               --        (3,114,263)       (3,114,263)
                                            -----------     --------     ------------      ------------      ------------

BALANCES AT DECEMBER 31, 2008               104,108,673     $104,109     $ 17,729,670      $(18,545,328)     $   (711,549)
                                            ===========     ========     ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            THE X-CHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2008 and 2007

                                                                   Year ended            Year ended
                                                                   December 31,          December 31,
                                                                       2008                  2007
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                            $(3,114,263)          $(3,199,753)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Equity in loss of foreclosed subsidiary                         1,140,199                    --
     Depreciation and amortization                                   1,108,499               488,992
     Stock based compensation                                               --               488,517
     Expenses paid with common stock                                    25,500                    --
     Interest expense capitalized as principal                         217,758                    --
     Interest expense paid with common stock                           481,517                    --
     Loss on foreclosure of subsidiary                                 101,021                    --
     Net cash used by foreclosed subsidiary                           (104,619)                   --
  (Increase) Decrease in
     Deferred financing fees and other prepaid expenses               (258,801)               59,661
     Current assets of foreclosed subsidary                                 --                14,439
  Increase (Decrease) in
     Current liabilities of foreclosed subsidiary                           --                65,583
     Accrued interest payable                                           (2,952)                   --
                                                                   -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (406,141)           (2,082,561)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets acquired by foreclosed subsidiary                            --                (5,637)
  Cash advanced to foreclosed subsidiary                            (2,049,000)                   --
                                                                   -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                               (2,049,000)               (5,637)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on sale of common stock                                     --             1,117,500
  Cash received on notes payable, net of fees paid                   1,800,000             1,828,612
  Cash paid on related party notes payable                                  --              (120,000)
  Cash paid on convertible debenture principal                         (66,225)                   --
                                                                   -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                                1,733,775             2,826,112
                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH                                           (721,366)              737,914

Cash at beginning of period                                            739,869                 1,955
                                                                   -----------           -----------

CASH AT END OF PERIOD                                              $    18,503           $   739,869
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                     $    45,948           $        --
                                                                   ===========           ===========
  Income taxes paid for the period                                 $        --           $        --
                                                                   ===========           ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            THE X-CHANGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, we have disposed of all of the assets and operations.

On July 20, 2005, the Company exchanged 10,000,000 shares of common stock for 100% of the issued and outstanding stock of AirGATE Technologies, Inc. (AirGATE). This transaction made AirGATE a wholly-owned subsidiary of the Company.

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company's common stock. The foreclosure proceeding was consummated on January 16, 2009 and Company's holdings in AirGATE were forfeited. Due to the timing of this transaction, the foreclosure and related disposition of AirGATE is reflected in the accompanying financial statements as of December 31, 2008.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of The X-Change Corporation and AirGATE Technologies, Inc. as of and for years ended December 31, 2008 and 2007, respectively. All significant intercompany transactions have been eliminated in consolidation. The consolidated entities are referred to as Company.

Certain amounts have been reclassified in the December 31, 2007 presentation to conform to the December 31, 2008 presentation caused by the foreclosure of the Company's holdings in AirGATE. The operations of AirGATE have been presented as "Discontinued Operations" for all periods presented.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE C - GOING CONCERN UNCERTAINTY

As of December 31, 2008, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is dependent upon future economic trends and business operations for the Company's majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be required to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to 75,000,000 million shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2. Trade Receivables and Allowance for Doubtful Accounts

     In the normal course of business, the Company extended unsecured credit to virtually all of its customers which are located throughout the United States with no geographic concentration. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. Management considered the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

3. Property and Equipment

     Property and equipment were recorded at cost. Depreciation was calculated on a straight-line basis over the estimated useful lives of five years. Maintenance and repairs are charged to operations as incurred.

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

4. Financing Fees

     Financing fees recorded in connection with debt issuances are amortized on a straight-line basis over the maturity term of the related debt.

5. Convertible Debt Instruments

     The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion Feature and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Revenue Recognition

     The Company generated revenues through its forclosed AirGATE subsidiary in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Revenue included amounts earned from collaborative agreements and feasibility studies and was comprised of reimbursed research and development costs as well as upfront and milestone payments.

     Revenue from the sale of products is recognized at the time the product is shipped and the title transfers to customers, provided no continuing obligation exists and there is reasonable assurance of collection. Non-refundable upfront payments received upon execution of collaborative agreements are recorded as deferred revenue and recognized over the term of the collaborative agreement. Such period generally represented the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators. Milestone payments were recognized as revenue upon achievement of the "at risk" milestone events which represent the culmination of the earnings process related to that milestone. These events were generally acknowledged by the customer in a sign-off process. Revenues pursuant to servicing or support agreements are recognized over the term of those contracts and are generally separate from research and development agreements or product delivery agreements.

7. Accounting for Stock Options

     The Company has adopted the provisions of the Compensation Topic of the FASB Accounting Standards Codification which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values at the time of grant. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" (SAB 107) in March 2005, which provides supplemental accounting guidance.

     The valuation techniques used in applying these provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company's stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     The Company has recorded, and may record in the future, substantial non-cash compensation expense which is not expected to have a significant effect on our financial condition or cash flows but are expected to have a significant, adverse effect on our reported results of operations.

     The Company  follows the provisions of the  Compensation  topic of the FASB
     Accounting  Standards   Codification  for  equity  instruments  granted  to
     non-employees.

8. Research and Development

     Research and development costs are expensed as incurred.

9. Income taxes

     The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company's bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to December 31, 2005. The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2005.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. Income taxes - continued

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management's acceptance of potentially uncertain positions for income tax treatment on a "more-likely-than-not" probability of an assessment upon
     examination  by  a  respective  taxing  authority.   As  a  result  of  the
     implementation of Codification's Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

10. Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     As of December 31, 2008 and 2007, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating losses.

11. New and Pending Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE F - CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the years ended December 31, 2008 and 2007, and subsequent thereto, respectively, the Company, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any credit risk exposures.

NOTE G - DISCONTINUED OPERATIONS

On August 15, 2006, the Company  executed a long-term  Promissory  Note (Melissa
Note) with  Melissa CR 364 Ltd.,  a Texas  limited  partnership  (Melissa  Ltd.)
providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder of the Company.

The Melissa Note had an initial term of 24 months with interest accruing at 10% per annum. Accrued interest under the note was payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest was due at maturity on August 14, 2008. The Company pledged 100% of the issued and outstanding common stock of AirGATE as collateral for the note. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at an agreed upon conversion rate of $0.825 per share. In addition, the Melissa Note may be prepaid at any time without penalty.

At maturity, the Company failed to make the required payment of the entire outstanding principal and accrued interest due under the Melissa Note. On August 22, 2008, the Company, AirGATE and the Melissa Ltd. entered into an Amendment to Promissory Note (the Amendment) amending the Melissa Note. The Amendment extended the maturity date of the Note to December 15, 2008. In connection with the Amendment, AirGATE paid Melissa Ltd. (i) $100,000 to be applied against the outstanding principal of the Melissa Note, (ii) all interest on the Note accrued through August 15, 2008, and (iii) $4,500, representing Melissa Ltd's attorneys' fees and costs in connection with the Amendment.

In December 2008, Melissa Ltd. began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE, and the right to convert the Melissa Note into restricted, unregistered shares of the Company's common stock. The foreclosure proceeding was consummated on January 16, 2009 and the Company's holdings in AirGATE were forfeited. As the foreclosure was in progress at December 31, 2008 and the ultimate outcome of the action was complete within a determinable period prior to the release of the Company's financial statements; the effect of this foreclosure is reflected in the accompanying financial statements as of December 31, 2008.

As of December 31, 2008, the Company has no significant assets or operations.

The results of AirGATE's operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the period ended December 31, 2008 and 2007, respectively, are as follows:

                                             December 31,          December 31,
                                                2008                  2007
                                             -----------           -----------

Net sales                                    $   386,755           $ 1,626,654
                                             ===========           ===========
Operating income (loss)                      $(1,076,181)          $(2,184,863)
                                             ===========           ===========
Loss from discontinued operations            $(1,140,199)          $(2,282,724)
                                             ===========           ===========

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE H - DEFERRED COSTS

During Calendar 2008 and 2007, significant costs were incurred in arranging and placement of various debt financings. The amounts recorded include commissions, underwriter fees, legal fees and an estimated value of warrants issued for services rendered in connection with debt issuances. The valuation techniques used in applying the warrant valuation provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company's stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the warrants issued have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the warrant valuations do not necessarily provide a reliable single measure of their fair value. Net debt issuance costs of approximately $914,880 and $608,648 remained capitalized as of December 31, 2008 and 2007, respectively, inclusive of approximately $531,599 and $223,742 relating to warrants issued in connection with debt.

NOTE I - DEBT FINANCING ARRANGEMENTS

MELISSA NOTE

On August 15, 2006, the Company  executed a long-term  Promissory  Note (Melissa
Note) with  Melissa CR 364 Ltd.,  a Texas  limited  partnership  (Melissa  Ltd.)
providing a $1,000,000 line of credit. Melissa Ltd. is managed by a former officer and shareholder of the Company.

The Melissa Note had an initial term of 24 months with interest accruing at 10% per annum. Accrued interest under the note was payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest was due at maturity on August 14, 2008. The Company pledged 100% of the issued and outstanding common stock of AirGATE as collateral for the note. At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at an agreed upon conversion rate of $0.825 per share. In addition, the Melissa Note may be prepaid at any time without penalty.

The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note of $756,950, and is amortized this amount over the initial two year life of the note resulting in non-cash charges to earnings included in interest expense over a two year period. The amortization expense related to this feature for the year ending December 31, 2008 and 2007 was approximately $243,039 and $386,292, respectively.

At maturity, the Company failed to make the required payment of the entire outstanding principal and accrued interest due under the Melissa Note. On August 22, 2008, the Company, AirGATE and the Melissa Ltd. entered into an Amendment to Promissory Note (the Amendment) amending the Melissa Note. The Amendment extended the maturity date of the Note to December 15, 2008 and, in a supplemental Board action, changed the conversion rate to par value ($0.001 per share). In connection with the Amendment, AirGATE paid Melissa Ltd. (i) $100,000 to be applied against the outstanding principal of the Melissa Note, (ii) all interest on the Note accrued through August 15, 2008, and (iii) $4,500, representing Melissa Ltd's attorneys' fees and costs in connection with the Amendment.

After the application of the $100,000 principal payment against the outstanding principal under the Note, the outstanding principal owed under the Note was $697,794. Interest payments were due on the 15th of each month beginning September 15, 2008. If either the Company and/or AirGATE completes a corporate financing transaction before December 15, 2008, whereby either the Company and/or AirGATE receives in excess of $300,000 through the issuance of debt or equity or a combination thereof, the Company and/or AirGATE agreed to remit to Melissa Ltd. in payment of the obligations under the Melissa Note, the entire net proceeds of such transaction, or such smaller amount of net proceeds as is necessary to pay the entire outstanding principal amount of the Melissa Note, plus all accrued interest.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE I - DEBT FINANCING ARRANGEMENTS - CONTINUED

In December 2008, Melissa Ltd. began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE, and the right to convert the Melissa Note into restricted, unregistered shares of the Company's common stock. The foreclosure proceeding was consummated on January 16, 2009 and the Company's holdings in AirGATE were forfeited. Additionally, Melissa Ltd. converted approximately $51,000 of principal on the Melissa Note to 51,000,000 shares of the Company's common stock, concurrent with the maturity date of December 15, 2008.

 As of December 31, 2008, the outstanding balance on the Melissa Note is approximately $668,239, including capitalized interest of approximately $17,445 through that date. Interest will continue to accrue at 10% per annum subsequent thereto.

LCII DEBENTURES

During the quarter ending September 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("LCII") providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6-1/4% until converted or the expiration of their three year term.

The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the "Act"), which is at the Company's option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company's common stock. The number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or
(ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. The Company can prevent conversion if the trading price falls below $0.30 per share on the date LCII elects to convert. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. If LCII converts a portion of the debenture, a proportionate amount of the warrants must be similarly exercised.

In the event that the entire $400,000 of the convertible debentures is converted in conjunction with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company's common stock over the term of the conversion process.

The Company allocated the proceeds from the debentures between the warrants and the debt based on the estimated relative fair value of the warrants and the debt. The value of the warrants was calculated at $273,634 using the Black-Scholes model and the following assumptions: discount rate of 4.1%, volatility of 156% and expected term of three years. The Company also calculated a beneficial conversion feature totaling $126,366. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature (total $400,000) over the term of the debentures. This non-cash charge to income is included in interest expense. At December 31, 2008 and 2007, respectively, the outstanding principal amount of convertible debentures totaled $319,775 and $400,000.

SIJ FINANCING

On December 4, 2007, the Company entered into a Securities Purchase Agreement ("SPA") with Samson Investment Company ("Samson"), Ironman PI Fund (QP), LP ("Ironman"), and John Thomas Bridge & Opportunity Fund, LP ("Opportunity Fund") ("SIJ Investors"). In addition to the SPA, with each of the SIJ Investors the Company also entered into a Senior Secured Convertible Term Note--Tranche A ("Tranche A Notes") and a Tranche A Warrant ("Tranche A Warrants"). The Company, the SIJ Investors and Tejas Securities Group, Inc. ("Tejas") also executed a Registration Rights Agreement ("RRA"). Finally, the Company and the Investors executed a Security Agreement and a Guaranty Agreement.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE I - DEBT FINANCING ARRANGEMENTS - CONTINUED

SIJ FINANCING - continued

The SPA provides the terms on which the SIJ Investors provided the Company with $1.8 million in cash and the Company in return issuing the Tranche A Notes, Tranche A Warrants and providing certain registration obligations as set forth in the RRA. The SPA also affords the SIJ Investors with preemptive rights. A second, Tranche B, financing is addressed in the SPA and occurred during Calendar 2008 pursuant to the defined terms and conditions. The SIJ Investors provided an additional $1.8 million in cash and the Company issued Tranche B documents substantially similar to the Tranche A Notes and Tranche A Warrants.

The Tranche A & B Notes obligate the Company to repay to the SIJ Investors the aggregate principal amount of $1.8 million, together with interest at 8% per annum. Principal on these notes is due five years after issuance. Interest on the notes accrues and is payable quarterly, although the Company has the option to add accrued and unpaid interest to the outstanding principal amount of the notes. The Tranche A & B Notes are convertible at the option of the Investors at a conversion price of $0.20. An automatic conversion feature also exists at this same conversion price, and is applicable upon the Company's achieving certain commercialization milestones. Due to the loss of the Company's operating subsidiary to foreclosure, the commercialization milestones triggering conversion have become moot.

As additional consideration for the aggregate $3.6 million cash, the Company issued the SIJ Investors Tranche A & Tranche B Warrants that are exercisable into an aggregate 16,608,929 million shares of the Company's common stock at exercise prices between $0.07 and $0.50 per share. Each issue of warrants is exercisable for a period of five years from the issue date.

All shares of the Company's common stock issuable upon conversion of the Tranche A &B Notes and exercise of the Tranche A &B Warrants, as well as shares issuable to Tejas upon exercise of their warrant rights are subject to the RRA. Pursuant to the RRA, the Company agreed to register, at its expense, all such shares upon request of an SIJ Investor, provided that no demand may be made within 180 days of the date of the closing.

The obligations of the Company under the Tranche A & B Notes are secured by a lien on and security interest in all of AirGATE Technology Inc.'s assets.

The Company allocated the proceeds from the debentures between the warrants and the debt based on the estimated relative fair value of the warrants and the debt. The value of the warrants issued in Calendar 2008 and 2007, respectively, was calculated at approximately $1,025,012 and $740,404 using the Black-Scholes model.

The following assumptions were used in these calculations

                                         Tranche B           Tranche A
                                           2008                2007
                                         --------            --------

Discount rate                               3.10%               3.28%
Volatility                                 162.0%              154.0%
Expected term                            5 years             5 years

The Company also calculated a beneficial conversion feature totaling approximately $767,868 and $1,059,596, respectively for the Tranche B Notes issued during 2008 and the Tranche A Notes issued during 2007. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature over the respective term of the debentures. Additionally, accrued interest is being capitalized to the note on a quarterly basis. As the accrued interest itself is convertible into common shares, additional beneficial conversion amounts are being calculated each quarter and amortized over the remaining term of the debentures. The non-cash charge to income for amortization of both warrant allocation and all beneficial conversion amounts is included in interest expense. At December 31, 2008 and 2007, the principal amount of convertible debentures outstanding totaled $3,839,358.

The Company incurred debt issuance costs in connection with the SIJ Financing which were recorded at approximately $489,881 and $579,315 during Calendar 2008 and 2007, respectively, including the value of warrants issued in connection with debt placement.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2008 and 2007, respectively, are as follows:

                                       Year ended               Year ended
                                       December 31,             December 31,
                                          2008                     2007
                                         -------                  -------
Federal:
  Current                                $    --                  $    --
  Deferred                                    --                       --
                                         -------                  -------
                                              --                       --
                                         -------                  -------
State:
  Current                                     --                       --
  Deferred                                    --                       --
                                         -------                  -------
                                              --                       --
                                         -------                  -------
  Total                                  $    --                  $    --
                                         =======                  =======

The Company has a cumulative net operating loss carryforward of approximately $4,835,000 as of December 31, 2008 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the year ended December 31, 2008 differed from the statutory federal rate of 34 percent as follows:

                                                                     Year ended
                                                                    December 31,
                                                                        2008
                                                                    -----------

Statutory rate applied to loss before income taxes                  $(1,059,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                         --
  Unconsolidated equity in loss of foreclosed subsidiary                554,000
  Amortization of nondeductible debt discount                           318,000
  Stock based compensation                                             (166,000)
  Other, including reserve for deferred tax asset                       353,000
                                                                    -----------
      Income tax expense                                            $        --
                                                                    ===========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2008 and 2007, respectively:

                                              December 31,          December 31,
                                                  2008                  2007
                                              -----------           -----------
Deferred tax assets
  Net operating loss carryforwards            $ 1,797,000           $ 1,458,000
  Stock based compensation                             --               166,000
  Debt discount amortization                      474,000               156,000
  Other                                                --                22,000
                                              -----------           -----------

                                                2,271,000             1,802,000
  Less valuation allowance                     (2,271,000)           (1,802,000)
                                              -----------           -----------
Net Deferred Tax Asset                        $        --           $        --
                                              ===========           ===========

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE J - INCOME TAXES - CONTINUED

During the year ended December 31, 2008 and 2007, respectively, the valuation allowance for the deferred tax asset increased by approximately $469,000 and $1,088,000.

NOTE K - PREFERRED STOCK

The Company is authorized to issue up to a total of 75,000,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors has designated 5,000,000 shares as "Series A Convertible Preferred Stock".

The Company is under no obligation to pay dividends or to redeem the Series A Convertible Preferred Stock. This series of stock is convertible into 10 shares of Common Stock at the option of the shareholder or upon automatic conversion. In the event of any liquidation, dissolution or winding-up of the Company, the holders of outstanding shares of Series A Preferred shall be entitled to be paid out of the assets of the Corporation available for distribution to shareholders, before any payment shall be made to or set aside for holders of the Common Stock, at an amount of $1 per share.

As of December 31, 2008 and 2007, respectively, there were no shares of preferred stock issued and outstanding.

NOTE L - COMMON STOCK

During the year ended December 31, 2007, the Company issued an aggregate 100,000 shares of restricted, unregistered common stock to a consulting firm as consideration for services rendered.

During the year ended December 31, 2007, the Company issued 3,725,001 shares of common stock to outside investors under a private placement memorandum for proceeds in the amount of $1,117,500. Warrants were also issued in connection with this financing as discussed separately.

During the year ended December 31, 2008, the Company issued an aggregate 17,202,139 shares of restricted, unregistered common stock as consideration for financing fees in conjunction with the receipt of approximately $1,800,000 in new debt financing.

During the year ended December 31, 2008, the Company issued an aggregate 600,000 shares of restricted, unregistered common stock to a consulting firm as consideration for services rendered.

During the year ended December 31, 2008, the Company issued an aggregate 3,812,161 shares of registered common stock in exchange for the conversion of approximately $36,500 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $22,500 which was classified as "interest expense" in the accompanying financial statements.

In  December  2008,  the  Company  issued   51,000,000   shares  of  restricted,
unregistered common stock in connection with the redemption of $51,000 in principal against a note payable in conjunction with a foreclosure action by the noteholder.


                (Remainder of this page left blank intentionally)

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE M - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share.

As of December 31, 2008, the warrants break down as follows:

                           # warrants       exercise price
                           ----------       --------------
                            3,404,000           $0.07
                           25,714,286           $0.17
                              630,000           $0.20
                              200,000           $0.40
                            4,500,000           $0.50
                            3,860,351           $0.60
                            3,725,001           $0.84
                            4,000,000           $1.00
                           ----------
                           46,033,638           $0.36
                           ==========

                           # warrants        initial term
                           ----------        ------------
                            4,000,000          3 years
                              569,350          4 years
                           37,864,288          5 years
                              630,000          9 years
                            2,970,000          10 years
                           ----------
                           46,033,638
                           ==========

NOTE N - STOCK OPTIONS

In June 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan ("2007 Plan"). The 2007 Plan provides for the issuance of incentive stock options and non-statutory stock options to the Company's employees, directors and consultants. Under the 2007 Plan, the Company may grant up to 6,000,000 shares of common stock to its employees or directors. The exercise price of each option may not be less than the market price of the Company's stock on the date of grant and an option's maximum term is ten years. The options generally vest over a four year service period. The Plan was not submitted for a vote of the Company's stockholders. The Company had no stock options or stock option plans in effect for periods prior to 2007.

The following table summarizes stock options outstanding and changes during years ended December 31, 2008 and 2007.

                                                                   Weighted      Weighted
                                                                    Average       Average      Aggregate
                                                 Number of         Exercise      Remaining     Intrinsic
                                                  Options            Price         Term          Value
                                                  -------            -----         ----          -----
Options outstanding at January 1, 2007                  --
   Granted                                       4,800,000           $0.21
   Exercised                                            --
   Forfeited                                      (325,000)          $0.20
                                                ----------
Options outstanding at December 31, 2007         4,475,000           $0.21         9.5         $134,250
   Granted                                              --
   Exercised                                            --
   Forfeited                                    (4,475,000)          $0.21
                                                ----------
Options outstanding at December 31, 2008                --
                                                ==========
Options exercisable at December 31, 2008                --
                                                ==========

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE N - STOCK OPTIONS - CONTINUED

Options available for grant at
 December 31, 2008                                   6,000,000
                                                     =========

The  following  table  summarizes  non-cash  stock-based   compensation  expense
recorded pursuant to the Compensation topic of the FASB Accounting Standards Codification for the years ended December 31, 2008 and 2007.

                                                 Year ended         Year ended
                                                 December 31,       December 31,
                                                    2008               2007
                                                  ---------          ---------
Loss from discontinued operations
  Stock based compensation earned                 $ 130,299          $ 488,517
  Stock based compensation forfeited
   upon foreclosure of operating subsidiary        (618,816)                --
                                                  ---------          ---------
                                                  $(488,517)         $ 488,517
                                                  =========          =========

The fair values of option awards were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

                                                                    Year ended
                                                                    December 31,
                                                                       2007
                                                                    ---------
Weighted average assumptions used
  Volatility                                                          157.77%
  Expected option term (years)                                       6 years
  Risk-free interest rate                                               4.60%
  Expected dividend yield                                               0.00%

The Company's assumption of expected volatility was based on the historical volatility of the Company's stock price subsequent to purchasing AirGATE Technologies, Inc. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the date of grant. The expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE O - SUBSEQUENT EVENTS

On December 15, 2008, the Company defaulted on its promissory note obligation to Melissa CR 364, LTD. for failing to remit the outstanding balance and unpaid, but accrued, interest payable on the contractual maturity date. Melissa CR 364, LTD. served the Company with a demand for payment in full of the promissory note. As of the demand date, the Company did not have the funds available to pay Melissa CR 364, LTD. Melissa CR 364, LTD. has a security interest in the shares of stock of our wholly owned subsidiary, AirGATE. Additionally, a default under the Melissa CR 364, LTD. note triggered a default under our loan agreement with La Jolla Cove Investors, Inc. Upon an event of default under the La Jolla Cove Investors, Inc. debenture, the Company may be (i) required to pay a default rate equal to 3.75% percent and (ii) accelerate the payment of the entire outstanding amounts owed at 120% of the outstanding principal amount.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE O - SUBSEQUENT EVENTS - CONTINUED

On January 8, 2009 and January 22, 2009, the Company issued an aggregate 2,118,506 to LaJolla Cove Investors, Inc. in payment of accrued interest and fees through January 31, 2009.

On January 21, 2009, Melissa CR 364, LTD. informed the Company it had completed a foreclosure on its security interest in the 100% of the issued and outstanding shares of the stock of our wholly-owned subsidiary, AirGATE Technologies, Inc. and held a sale of the AirGATE stock on January 16, 2009. As disclosed in the Company's Form 8-K, filed on January 26, 2009, Melissa CR 364, LTD.'s foreclosures and auction of their holdings reduced the Company's debt to Melissa CR 364, LTD. by $10,000, the amount realized from the auction. After this foreclosure action and auction sale, The X-Change Corporation (Company) had no operations or operating assets.

On January 26, 2009, we received notice of a default on our Amended and Restated Senior Secured Convertible Term Notes - Tranche A and our Senior Secured convertible Term Note - Tranche B from Samson Investment Company, Ironman PI Fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P., with a collective principal amount of $3,600,000, plus unpaid, but accrued, interest payable, related to Melissa CR 364, LTD.'s notice of foreclosure on the AirGATE stock. Samson Investment Company, Ironman PI fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P. collectively demanded redemption of the notes within seven days of the notice of default date for $1,975,162.87, $1,975,162.87 and $637,149.31, respectively. At the time notice of default was received, the Company did not have the funds available to satisfy the collective obligations. Samson Investment Company, Ironman PI Fund (QP), L.P. and John Thomas Bridge and Opportunity Fund, L.P., has a security interest in all of the assets of AirGATE.

On May 4, 2009, the Company entered into a Settlement Agreement and Release with AirGATE Technologies Inc. (AirGATE), HM Energy Technologies Inc. (HM), WM Chris Mathers (Mathers), Kathleen Hanafan (Hanafan), Duke Loi (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP (John Thomas and, collectively with Samson and Ironman,
SIJ) and Melissa CR 364, LTD (Melissa).

Under the terms of the Agreement, (i) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 shares of the Company's common stock held by Samson, 7,196,429 shares of the Company's common stock held by Ironman and 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and others; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of X-Change; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by the Company for completion of an audit of the consolidated financial statements of the Company and AirGATE for the fiscal year ended December 31, 2008; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the balance of the Melissa Note.

In summary, as a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled financial obligations of the Company that exceeded $3.6 million, with interest; and terminated their rights under warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. To the extent that the cancellation of debt constitutes a taxable event, management is of the opinion that the Company's cumulative net operating loss carryforward will more than offset any taxes due as a result of this event.

On May  26,  2009,  effective  as of  December  15,  2008,  the  Company  issued
51,000,000 shares of its $0.001 par value common stock to K & D Equity Investments, Inc. (K&D) , a Texas corporation, pursuant a Debt Assignment and the conversion features of the Convertible Promissory Note between the Company, AirGATE and Melissa CR 364, LTD. The issuance was originally approved by the Board in December 2008, but was not accepted by Melissa CR 364, LTD. and assigned to K & D until May 26, 2009. This issuance is reflected in the accompanying financial statements as of the effective date of the Board Action.

                            THE X-CHANGE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2008 and 2007

NOTE O - SUBSEQUENT EVENTS - CONTINUED

Management has evaluated all activity of the Company through December 21, 2009 (the issue date of the consolidated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.



                (Remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        The X-Change Corporation


Dated: December 21, 2009                   /s/ R. Wayne Duke
       -----------------                   -------------------------------------
                                                                  R. Wayne Duke
                                             President, Chief Executive Officer
                                           Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.


Dated: December 21, 2009                   /s/ R. Wayne Duke
       -----------------                   -------------------------------------
                                                                  R. Wayne Duke
                                             President, Chief Executive Officer
                                           Chief Financial Officer and Director