Form 10-Q
period 2009-03-31
X-CHANGE CORP
filed 2010-04-21
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2009

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ______________ to _____________

                        Commission File Number: 002-41703

--------------------------------------------------------------------------------

                            The X-Change Corporation
             (Exact Name of Registrant as Specified in Its Charter)

         Nevada                                               90-0156146
(State of Incorporation)                             (I.R.S. Employer ID Number)

         12655 North Central Expressway, Suite 1000, Dallas, Texas 75243
                    (Address of Principal Executive Offices)

                                 (972) 386-7350
                         (Registrant's Telephone Number)

             17120 N. Dallas Parkway, Suite 235, Dallas, Texas 75248 (Former name or former address, if changed since last report)

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 15, 2010: 136,089,746

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                 Form 10-Q for the Quarter ended March 31, 2009

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        16

  Item 4 - Controls and Procedures                                           16

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 17

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds       17

  Item 3 - Defaults Upon Senior Securities                                   17

  Item 4 - Submission of Matters to a Vote of Security Holders               17

  Item 5 - Other Information                                                 17

  Item 6 - Exhibits                                                          17

SIGNATURES                                                                   17

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                      March 31, 2009 and December 31, 2008

                                                                         (Unaudited)             (Audited)
                                                                           March 31,            December 31,
                                                                             2009                   2008
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $         --           $     18,503
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                         --                 18,503
                                                                         ------------           ------------
OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $224,389 and $168,507                        858,548                914,880
                                                                         ------------           ------------

      TOTAL OTHER ASSETS                                                      858,548                914,880
                                                                         ------------           ------------

TOTAL ASSETS                                                             $    858,548           $    933,383
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount             $    164,533           $    137,750
  Convertible notes payable, net of unamortized discount                    1,765,984              1,502,582
  Accounts payable - trade                                                     15,757                     --
  Accrued interest payable                                                     30,263                  4,600
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                             1,976,537              1,644,932
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                     1,976,537              1,644,932
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                    --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    106,337,307 and 104,108,673 shares
    issued and outstanding                                                    106,337                104,109
  Additional paid-in capital                                               17,729,560             17,938,909
  Accumulated deficit                                                     (20,900,423)           (18,545,328)
                                                                         ------------           ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,117,989)              (711,549)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $    858,548           $    933,383
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2009 and 2008
                                   (UNAUDITED)

                                                          Three months           Three months
                                                             ended                  ended
                                                            March 31,              March 31,
                                                              2009                   2008
                                                          ------------           ------------
REVENUES - net of returns and allowances                  $         --           $         --
COST OF SALES                                                       --                     --
                                                          ------------           ------------
GROSS PROFIT                                                        --                     --
                                                          ------------           ------------
OPERATING EXPENSES
  General and administrative expenses                              758                 77,531
                                                          ------------           ------------
      TOTAL OPERATING EXPENSES                                     758                 77,531
                                                          ------------           ------------

LOSS FROM OPERATIONS                                              (758)               (77,531)

OTHER INCOME (EXPENSE)
  Interest income                                                   --                    637
  Interest expense, including amortization of
   financing fees and note discounts                          (374,300)              (287,068)
  Other                                                             --                     --
                                                          ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                            (374,300)              (286,431)
                                                          ------------           ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                            (375,058)              (363,962)

PROVISION FOR INCOME TAXES                                          --                     --
                                                          ------------           ------------

LOSS FROM CONTINUING OPERATIONS                               (375,058)              (363,962)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
 Loss from discontinued operations, net of provision
  for income taxes of $-0- and $-0-,  respectively                  --               (313,842)
 Loss on disposition of discontinued operations,
  net of provision for income taxes of
  $-0- and $-0-, respectively                                  (33,500)                    --
                                                          ------------           ------------

LOSS FROM DISCONTINUED OPERATIONS                              (33,500)              (313,842)
                                                          ------------           ------------

OTHER COMPREHENSIVE INCOME                                          --                     --
                                                          ------------           ------------

COMPREHENSIVE LOSS                                        $   (408,558)          $   (677,804)
                                                          ============           ============
Net loss per weighted-average share of common stock
 outstanding, calculated on Net Loss - basic and
 fully diluted
   From continuing operations                             $      (0.00)          $      (0.01)
   From discontinued operations                                  (0.00)                 (0.01)
                                                          ------------           ------------
      TOTAL                                               $      (0.00)          $      (0.02)
                                                          ============           ============
Weighted-average number of shares of common stock
 outstanding                                               106,019,757             31,589,501
                                                          ============           ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2009 and 2008
                                   (UNAUDITED)

                                                               Three months        Three months
                                                                  ended               ended
                                                                 March 31,           March 31,
                                                                   2009                2008
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $(408,559)          $(677,804)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Equity in loss of foreclosed subsidiary                            --             313,842
     Depreciation and amortization                                 276,068             253,533
     Stock based compensation expense                                   --              77,483
     Expenses paid with common stock                                    --                  --
     Interest expense capitalized as principal                      72,000              36,837
     Interest expense paid with common stock                           568                  --
     Loss on foreclosure of subsidiary                                  --                  --
     Net cash used by foreclosed subsidiary                             --                  --
  (Increase) Decrease in
     Deferred financing fees and other prepaid expenses                 --                  --
     Current assets of foreclosed subsidiary                            --                  --
  Increase (Decrease) in
     Accounts payable and other                                     15,757                  --
     Accrued interest payable                                       25,663              (2,670)
                                                                 ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (18,503)              1,221
                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets acquired by foreclosed subsidiary                        --                  --
  Cash advanced to foreclosed subsidiary                                --            (630,000)
                                                                 ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                   --            (630,000)
                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on sale of common stock                                 --                  --
  Cash received on notes payable, net of fees paid                      --                  --
  Cash paid on related party notes payable                              --              (1,002)
  Cash paid on convertible debenture principal                          --              (1,000)
                                                                 ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES                                   --              (2,002)
                                                                 ---------           ---------

INCREASE (DECREASE) IN CASH                                        (18,503)           (630,781)

Cash at beginning of period                                         18,503             631,870
                                                                 ---------           ---------

CASH AT END OF PERIOD                                            $      --           $   1,089
                                                                 =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the period                                  $      --           $   9,298
                                                                 =========           =========
   Income taxes paid for the period                              $      --           $      --
                                                                 =========           =========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2009 and December 31, 2008

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

On March 11, 2010, the Company announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company's financial statements for the year ended December 31, 2008. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

NOTE C - GOING CONCERN UNCERTAINTY

As of March 31, 2009, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's current business plan is to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to any inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing, The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

The Company's current controlling stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the December 2008 foreclosure action. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

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

3. Convertible Debt Instruments

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

5. Accounting for Stock Options

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

     The Company has recorded in the past, and may record in the future, substantial non-cash compensation expense which is not expected to have a significant effect on our financial condition or cash flows but are expected to have a significant, adverse effect on our reported results of operations.

     The Company  follows the provisions of the  Compensation  topic of the FASB
     Accounting  Standards   Codification  for  equity  instruments  granted  to
     non-employees.

6. Income taxes

     The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company's bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to December 31, 2006. The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2006.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Income taxes - continued

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

7. Income (Loss) per share

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

     As of March 31, 2009 and 2008, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

8. New and Pending Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through December 31, 2009, South Beach or its affiliates have advanced an aggregate of approximately $56,000 against this note.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

NOTE F - COMMON STOCK TRANSACTIONS

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

In January 2009, the Company issued an aggregate 2,118,506 shares of restricted, unregistered common stock in connection with the redemption of $1,550 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $568 which was classified as "interest expense" in the accompanying financial statements.

In December 2009, the Company undertook a reconciliation of its issued and outstanding shares versus the Company's independent stock transfer agent's records. As a result of this analysis, the Company noted that an additional 110,128 shares were appropriately issued and outstanding based on various factors, principally, but not limited to, rounding on stock split transactions and clerical errors in the Company's files from periods prior to 2006. The Company has adjusted the issued and outstanding shares in the accompanying financial statements as of the year ended December 31, 2009.

NOTE G - CONTINGENCIES

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

NOTE G - CONTINGENCIES - CONTINUED

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

NOTE H - SUBSEQUENT EVENTS

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares of the Company's common stock. This conversion was completed on April 12, 2010 with the delivery of the shares to LJII. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which will be classified as "interest expense" in the financial statements for the quarter ended March 31, 2010. In conjunction with this conversion, a continued disagreement exists between LCII and the Company's management over the requirements of the contractual mandatory exercise of approximately 320,000 warrants related to the conversion of this approximately $32,000 of the debenture balance. The disputed balance on this transaction is approximately $3,200,000 due to the Company on contractually exercisable warrants by LCII.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2009 and December 31, 2008

NOTE H - SUBSEQUENT EVENTS - CONTINUED

There is a remote possibility that this delinquency could be deemed a default by LCII by the Company's management. The Company's management is investigating potential remedies to this situation.

Management has evaluated all activity of the Company through April 20, 2010 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.



                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

On May 4, 2009, the Company entered into a Settlement Agreement and Release with AirGATE, HM Energy Technologies, Inc. (HM), Wm. Chris Mathers, the Company's former CFO, (Mathers), Kathleen Hanafan, the Company's former CEO, (Hanafan), Duke Loi, an employee of AirGATE, (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP ("John Thomas" collectively with Samson and Ironman, SIJ) and Melissa CR 364, LTD (Melissa).

Under the terms of the Agreement, (I) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 shares of the Company's common stock held by Samson, 7,196,429 shares of the Company's common stock held by Ironman and 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and its assigns; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of the Company; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by Melissa on behalf of the Company for various general and administrative expenses; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the Melissa Note.

As a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled all financial obligations of the Company, which approximated $3.96 million, including accrued but unpaid interest); and terminated their rights under the various warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. To the extent that the cancellation of these debts constitutes a taxable event, the Company's net operating loss carry-forward is anticipated to compensate for any taxes due from this event.

On March 11, 2010, we announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations.

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the three month periods ended March 31, 2009 and 2008, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were approximately $700 and $77,000, respectively. The significant decline in 2009 expenditures related directly to the decreased activity and the ultimate disposition of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. which was foreclosed upon as of December 31, 2008. The expenditures incurred during the first three months of 2008 relate principally to the financial impact of outstanding employee stock options which were eventually cancelled in December 2008 upon the foreclosure of the Company's former wholly-owned subsidiary, AirGATE.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $374,000 and $287,000 during the three months ended March 31, 2009 and 2008, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Due to the minimal expenditures in 2009, management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 were $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(4) PLAN OF BUSINESS

On March 11, 2010, we announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries.

We anticipate forming two distinct divisions and operating each within a newly formed subsidiary corporation - one a Latino-targeted media delivery service and one a bilingual home shopping network.

Our management intends to develop and leverage relationships with existing home shopping networks to build significant Hispanic audiences that purchase merchandise via internet connections and through other smart mobile devices. These relationships and the know-how of management will conserve capital that would ordinarily be required for buying, inventory warehousing management, development of an online sales infrastructure, shipping and returns, customer service, and the focus on effective merchandising and marketing. Our management understands and is in a position to monitor the buying preferences and behaviors of its markets--each of which has unique characteristics. We intend to develop intriguing episodic productions that feature popular Hispanic talent promoting their product lines, an approach that has been successfully implemented at other home shopping platforms such as QVC.

Our media-delivery network will be similar to the approach taken by video services such as Hulu(R) with a focus on providing popular Hispanic entertaining and informative content as streaming media to the web and mobile devices. The state of the art of video-delivery technology is sophisticated and advanced, and this business is considered a content-licensing and promotion play, where the entity's value grows with viewership. Revenue shall be derived from advertising, subscriptions, and the sale of smartphone applications. Channels will organize content on offer to the widely varying tastes of its markets and individual subscribers, ranging from romance to mystery to science fiction to drama to police procedurals. The content will be a combination of individual segments, serial productions, and motion pictures.

On March 17, 2010, we announced that we reached agreement with Los Angeles-based technology company IPTVWorld, Inc., to work as partners in the development and deployment of a broad range of Internet-based services, with a first release of a new product line scheduled for staged release starting in May, 2010. These services will include compelling video programming, including entertainment, information, news, sports, religion, lifestyle, shopping, and country-specific programs. These offerings are anticipated to be made available several ways, including on a subscription basis through television set-top boxes, through web browsers, and, in future versions, through mobile devices. Subscriptions will be offered that are similar to but far less expensive than traditional cable or satellite plans. Also, among the completely integrated Internet services to be offered will be a home telephone service featuring a low-cost international calling component which is expected to be a popular option in the targeted consumer markets.

On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. We anticipate that the operations of Caballo Blanco Communications, Ltd. will be housed at One Wilshire, a premier communications hub located in Southern California to assure reliable and fast delivery of our programming.

(5) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009 and December 31, 2008, respectively, the Company had a working capital of approximately $(1,976,000) and $(1,626,000).

The Company's current business plan is to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to any inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's certificate of incorporation authorizes the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing, The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

The Company's current controlling stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the December 2008 foreclosure action. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

(6) CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States
(GAAP). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(7) EFFECT OF CLIMATE CHANGE LEGISLATION

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company's efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters should not have an adverse material impact either individually or in the aggregate on results of operations, financial position or cash flows of the Company.

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In January 2009, the Company issued an aggregate 2,118,506 shares of restricted, unregistered common stock in connection with the redemption of $1,550 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $568 which was classified as "interest expense" in the accompanying financial statements.

In March 2010, the Company issued an aggregate 3,902,439 shares of restricted, unregistered common stock in connection with the redemption of $32,000 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which will be classified as "interest expense" in the financial statements for the quarter ended March 31, 2010.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1 Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE X-CHANGE CORPORATION


Dated: April 20, 2010            By: /s/ Haviland Wright
       --------------                -------------------------------------------
                                                                 Haviland Wright
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director