Form 10-Q
period 2009-06-30
X-CHANGE CORP
filed 2010-04-21
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2009

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

                            THE X-CHANGE CORPORATION

                  Form 10-Q for the Quarter ended June 30, 2009

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                       June 30, 2009 and December 31, 2008

                                                                      (Unaudited)             (Audited)
                                                                        June 30,             December 31,
                                                                          2009                   2008
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $     18,503
                                                                      ------------           ------------

      TOTAL CURRENT ASSETS                                                      --                 18,503
                                                                      ------------           ------------

OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $16,000 and $168,507                       13,333                914,880
                                                                      ------------           ------------

      TOTAL OTHER ASSETS                                                    13,333                914,880
                                                                      ------------           ------------

TOTAL ASSETS                                                          $     13,333           $    933,383
                                                                      ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    192,866           $    137,750
  Convertible notes payable, net of unamortized discount                   669,339              1,502,582
  Accounts payable - trade                                                  15,176                     --
  Accrued interest payable                                                  51,951                  4,600
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                            929,332              1,644,932
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                    929,332              1,644,932
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    106,337,307 and 104,108,673 shares
    issued and outstanding                                                 106,337                104,109
  Additional paid-in capital                                            17,729,560             17,938,909
  Accumulated deficit                                                  (18,751,896)           (18,545,328)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (915,999)              (711,549)
                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $     13,333           $    933,383
                                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2009 and 2008
                                   (UNAUDITED)

                                                     Six months         Six months       Three months      Three months
                                                       ended              ended             ended             ended
                                                      June 30,           June 30,          June 30,          June 30,
                                                        2009               2008              2009              2008
                                                    ------------       ------------      ------------      ------------
REVENUES - net of returns and allowances            $         --       $         --      $         --      $         --
COST OF SALES                                                 --                 --                --                --
                                                    ------------       ------------      ------------      ------------
GROSS PROFIT                                                  --                 --                --                --
                                                    ------------       ------------      ------------      ------------
OPERATING EXPENSES
  General and administrative expenses                      1,276            101,157               518            23,626
                                                    ------------       ------------      ------------      ------------
      TOTAL OPERATING EXPENSES                             1,276            101,157               518            23,626
                                                    ------------       ------------      ------------      ------------

LOSS FROM OPERATIONS                                      (1,276)          (101,157)             (518)          (23,626)

OTHER INCOME (EXPENSE)
  Interest income                                             --                637                --                --
  Interest expense, including amortization
   of financing fees and note discounts                 (636,767)          (585,784)         (262,467)         (298,716)
  Gain on extinguishment of debt                         464,975                 --           464,975                --
  Other                                                       --              1,051                --             1,051
                                                    ------------       ------------      ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                      (171,792)          (584,096)          202,508          (297,665)
                                                    ------------       ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                      (173,068)          (685,253)          201,990          (321,291)

PROVISION FOR INCOME TAXES                                    --                 --                --                --
                                                    ------------       ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                         (173,068)          (685,253)          201,990          (321,291)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations, net of
   provision for income taxes of $-0- and
   $-0-, respectively                                         --           (848,005)               --          (534,163)
  Loss on disposition of discontinued operations,
   net of provision for income taxes of $-0- and
   $-0-, respectively                                    (33,500)                --                --                --
                                                    ------------       ------------      ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                        (33,500)          (848,005)               --          (534,163)
                                                    ------------       ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME                                    --                 --                --                --
                                                    ------------       ------------      ------------      ------------

COMPREHENSIVE LOSS                                  $   (206,568)      $ (1,533,258)     $    201,990      $   (855,454)
                                                    ============       ============      ============      ============
Net loss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
   From continuing operations                       $      (0.00)      $      (0.02)     $      (0.00)     $      (0.01)
   From discontinued operations                            (0.00)             (0.03)            (0.00)            (0.02)
                                                    ------------       ------------      ------------      ------------
      TOTAL                                         $      (0.00)      $      (0.05)     $      (0.00)     $      (0.03)
                                                    ============       ============      ============      ============
Weighted-average number of shares
 of common stock outstanding                         106,179,409         31,589,501       106,337,307        31,589,501
                                                    ============       ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2009 and 2008
                                   (UNAUDITED)

                                                                   Six months            Six months
                                                                     ended                 ended
                                                                    June 30,              June 30,
                                                                      2009                  2008
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $  (206,568)          $(1,533,258)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Equity in loss of foreclosed subsidiary                                --               848,005
     Depreciation and amortization                                     470,445               503,686
     Stock based compensation expense                                 (464,975)              101,061
     (Gain) Loss on extinguishment of debt                              (1,051)
     Expenses paid with common stock                                        --                    --
     Interest expense capitalized as principal                         118,400                62,357
     Interest expense paid with common stock                               568                    --
     Loss on foreclosure of subsidiary                                      --                    --
     Net cash used by foreclosed subsidiary                                 --                87,816
  (Increase) Decrease in
     Deferred financing fees and other prepaid expenses                     --                    --
     Current assets of foreclosed subsidiary                                --                    --
  Increase (Decrease) in
     Accounts payable and other                                         15,176                    --
     Accrued interest payable                                           47,351                 1,653
                                                                   -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (19,603)               70,269
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets acquired by foreclosed subsidiary                            --                    --
  Cash advanced to foreclosed subsidiary                                    --              (630,000)
                                                                   -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                       --              (630,000)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on sale of common stock                                     --                    --
  Cash received on notes payable, net of fees paid                       1,100                    --
  Cash paid for debt financing fees and expenses                            --               (54,227)
  Cash paid on related party notes payable                                  --                    --
  Cash paid on convertible debenture principal                              --               (16,000)
                                                                   -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                                    1,100               (70,227)
                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH                                            (18,503)             (629,958)

Cash at beginning of period                                             18,503               631,870
                                                                   -----------           -----------

CASH AT END OF PERIOD                                              $        --           $     1,912
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                     $        --           $    18,090
                                                                   ===========           ===========
  Income taxes paid for the period                                 $        --           $        --
                                                                   ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

NOTE C - GOING CONCERN UNCERTAINTY

As of June 30, 2009, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Income taxes - continued

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     As of June 30, 2009 and 2008, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

NOTE F - COMMON STOCK TRANSACTIONS - CONTINUED

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2009 and December 31, 2008

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

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the six or three month periods ended June 30, 2009 and 2008, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the six months ended June 30, 2009 and 2008 were approximately $1,300 and $101,000, respectively. The significant decline in 2009 expenditures related directly to the decreased activity and the ultimate disposition of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. which was foreclosed upon as of December 31, 2008. The expenditures incurred during the first six months of 2008 relate principally to the financial impact of outstanding employee stock options which were eventually cancelled in December 2008 upon the foreclosure of the Company's former wholly-owned subsidiary, AirGATE.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $637,000 and $586,000 during the six months ended June 30, 2009 and 2008, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

On May 4, 2009, the Company entered into a Settlement Agreement and Release with AirGATE Technologies Inc. (AirGATE), HM Energy Technologies Inc. (HM), WM Chris Mathers (Mathers), Kathleen Hanafan (Hanafan), Duke Loi (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP (John Thomas and, collectively with Samson and Ironman,
SIJ) and Melissa CR 364, LTD (Melissa). In summary, as a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled financial obligations of the Company that exceeded $3.6 million, with interest; and terminated their rights under warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. The Company recognized a gain on extinguishment of debt of approximately $465,000 as a result of these actions. To the extent that the cancellation of debt constitutes a taxable event, management is of the opinion that the Company's cumulative net operating loss carryforward will more than offset any taxes due as a result of this event.

Due to the minimal expenditures in 2009, management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective six month periods ended June 30, 2009 and 2008 were $(0.00) and $(0.05) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009 and December 31, 2008, respectively, the Company had a working capital of approximately $(929,000) and $(1,626,000).

Our business plan announced in March 2010 will require additional capital; however, our management team has not fully developed the projections necessary to disclose our future needs with an appropriate degree of accuracy at this time. However, there is no assurance that we will be successful in the development or operation of the business ventures we anticipate developing.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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