Form 10-Q
period 2009-09-30
X-CHANGE CORP
filed 2010-04-21
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2009

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

                            THE X-CHANGE CORPORATION

               Form 10-Q for the Quarter ended September 30, 2009

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                    September 30, 2009 and December 31, 2008

                                                                          (Unaudited)             (Audited)
                                                                         September 30,           December 31,
                                                                             2009                   2008
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $         --           $     18,503
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                         --                 18,503
                                                                         ------------           ------------
OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $18,666 and $168,507                          10,667                914,880
                                                                         ------------           ------------

      TOTAL OTHER ASSETS                                                       10,667                914,880
                                                                         ------------           ------------

TOTAL ASSETS                                                             $     10,667           $    933,383
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount             $    221,199           $    137,750
  Convertible notes payable, net of unamortized discount                      696,982              1,502,582
  Accounts payable - trade                                                      1,245                     --
  Accrued interest payable                                                     79,283                  4,600
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                               998,709              1,644,932
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                       998,709              1,644,932
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                    --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    106,337,307 and 104,108,673 shares
      issued and outstanding                                                  106,337                104,109
  Additional paid-in capital                                               17,729,560             17,938,909
  Accumulated deficit                                                     (18,823,939)           (18,545,328)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (988,042)              (711,549)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $     10,667           $    933,383
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended September 30, 2009 and 2008
                                   (UNAUDITED)

                                                    Nine months      Nine months      Three months      Three months
                                                       ended            ended            ended             ended
                                                    September 30,    September 30,    September 30,     September 30,
                                                        2009             2008             2009              2008
                                                    ------------     ------------     ------------      ------------
REVENUES - net of returns and allowances            $         --     $         --     $         --      $         --
COST OF SALES                                                 --               --               --                --
                                                    ------------     ------------     ------------      ------------
GROSS PROFIT                                                  --               --               --                --
                                                    ------------     ------------     ------------      ------------
OPERATING EXPENSES
  General and administrative expenses                     14,988          148,495           13,712            47,338
                                                    ------------     ------------     ------------      ------------
      TOTAL OPERATING EXPENSES                            14,988          148,495           13,712            47,338
                                                    ------------     ------------     ------------      ------------

LOSS FROM OPERATIONS                                     (14,988)        (148,495)         (13,712)          (47,338)

OTHER INCOME (EXPENSE)
  Interest income                                             --            3,079               --             2,442
  Interest expense, including amortization
   of financing fees and note discounts                 (695,098)        (973,100)         (58,331)         (387,316)
  Gain on extinguishment of debt                         464,975               --               --                --
  Other                                                       --           (4,807)              --            (5,858)
                                                    ------------     ------------     ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                      (230,123)        (974,828)         (58,331)         (390,732)
                                                    ------------     ------------     ------------      ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                      (245,111)        (974,828)         (72,043)         (438,070)

PROVISION FOR INCOME TAXES                                    --               --               --                --
                                                    ------------     ------------     ------------      ------------

LOSS FROM CONTINUING OPERATIONS                         (245,111)        (974,828)         (72,043)         (438,070)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations, net of
   provision for income taxes of $-0- and
   $-0-, respectively                                         --       (1,281,141)              --          (433,136)
  Loss on disposition of discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-, respectively                           (33,500)              --               --                --
                                                    ------------     ------------     ------------      ------------

LOSS FROM DISCONTINUED OPERATIONS                        (33,500)      (1,281,141)              --          (433,136)
                                                    ------------     ------------     ------------      ------------

OTHER COMPREHENSIVE INCOME                                    --               --               --
                                                    ------------     ------------     ------------      ------------

COMPREHENSIVE LOSS                                  $   (278,611)    $ (2,404,464)    $    (72,043)     $   (871,206)
                                                    ============     ============     ============      ============
Net loss per weighted-average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
   From continuing operations                       $      (0.00)    $      (0.03)    $      (0.00)     $      (0.01)
   From discontinued operations                            (0.00)           (0.03)           (0.00)            (0.01)
                                                    ------------     ------------     ------------      ------------
      TOTAL                                         $      (0.00)    $      (0.06)    $      (0.00)     $      (0.02)
                                                    ============     ============     ============      ============
Weighted-average number of shares
 of common stock outstanding                         106,232,620       36,903,159      106,337,307        47,530,474
                                                    ============     ============     ============      ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2009 and 2008
                                   (UNAUDITED)

                                                                   Nine months           Nine months
                                                                      ended                 ended
                                                                   September 30,         September 30,
                                                                      2009                  2008
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $  (278,611)          $(2,404,464)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Equity in loss of foreclosed subsidiary                                --             1,281,141
     Depreciation and amortization                                     501,444             1,401,338
     Stock based compensation expense                                 (464,975)             (488,517)
     (Gain) Loss on extinguishment of debt                               4,807
     Expenses paid with common stock                                        --                18,000
     Interest expense capitalized as principal                         118,400               132,036
     Interest expense paid with common stock                               568                22,517
     Loss on foreclosure of subsidiary                                      --                    --
     Net cash used by foreclosed subsidiary                                 --                    --
  (Increase) Decrease in
     Deferred financing fees and other prepaid expenses                     --              (258,801)
     Current assets of foreclosed subsidiary                                --                    --
  Increase (Decrease) in
     Accounts payable and other                                          1,245                    --
     Accrued interest payable                                           74,683                (6,076)
                                                                   -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (47,246)             (298,019)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets acquired by foreclosed subsidiary                            --                    --
  Cash advanced to foreclosed subsidiary                                    --            (1,574,000)
                                                                   -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                       --            (1,574,000)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on sale of common stock                                     --                    --
  Cash received on notes payable, net of fees paid                      28,743             1,800,000
  Cash paid for debt financing fees and expenses                            --                    --
  Cash paid on related party notes payable                                  --                    --
  Cash paid on convertible debenture principal                              --               (65,850)
                                                                   -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                                    1,100             1,734,150
                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH                                            (18,503)             (137,869)

Cash at beginning of period                                             18,503               631,870
                                                                   -----------           -----------

CASH AT END OF PERIOD                                              $        --           $   494,001
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                     $        --           $    41,102
                                                                   ===========           ===========
  Income taxes paid for the period                                 $        --           $        --
                                                                   ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

NOTE C - GOING CONCERN UNCERTAINTY

As of September 30, 2009, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6. Income taxes - continued

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     As of September 30, 2009 and 2008, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2009 and December 31, 2008

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

On May 4, 2009, the Company entered into a Settlement Agreement and Release with AirGATE, HM Energy Technologies, Inc. (HM), Wm. Chris Mathers, the Company's forner CFO, (Mathers), Kathleen Hanafan, the Company's former CEO, (Hanafan), Duke Loi, an employee of AirGATE, (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP ("John Thomas" collectively with Samson and Ironman, SIJ) and Melissa CR 364, LTD (Melissa). As a result of the various transactions effected under the
Agreement, SIJ surrendered all of their shares in the Company; cancelled all financial obligations of the Company, which approximated $3.96 million, including accrued but unpaid interest); and terminated their rights under the various warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations.

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

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the nine or three month periods ended September 30, 2009 and 2008, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were approximately $15,000 and $148,000, respectively. The significant decline in 2009 expenditures related directly to the decreased activity and the ultimate disposition of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. which was foreclosed upon as of December 31, 2008. The expenditures incurred during the first nine months of 2008 relate principally to the financial impact of outstanding employee stock options which were eventually cancelled in December 2008 upon the foreclosure of the Company's former wholly-owned subsidiary, AirGATE.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $695,000 and $973,000 during the nine months ended September 30, 2009 and 2008, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

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

Earnings per share for the respective nine month periods ended September 30, 2009 and 2008 were $(0.00) and $(0.06) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009 and December 31, 2008, respectively, the Company had a working capital of approximately $(999, 000) and $(1,626,000).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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