Form 10-K
period 2009-12-31
X-CHANGE CORP
filed 2010-04-21
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
--------------------------------------------------------------------------------
(Mark one)
[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange
    Act of 1934

    For the fiscal year ended December 31, 2009

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

--------------------------------------------------------------------------------
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 15, 2010 was approximately $1,118,419 based upon 44,736,750 shares held by non-affiliates and a closing market price of $0.025 per share on April 14, 2010, as reported on www.bigcharts.com.

As of April 15, 2010, there were 136,089,746 shares of Common Stock issued and outstanding.

                            THE X-CHANGE CORPORATION

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Business                                                            3
Item 1A  Risk Factors                                                        6
Item 1B  Uncleared Staff Comments                                            6
Item 2   Properties                                                          6
Item 3   Legal Proceedings                                                   6
Item 4   Submission of Matters to a Vote of Security Holders                 6

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   7
Item 6   Selected Financial Data                                            10
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 7A  Quantitative and Qualitative Disclosures About Market Risk         14
Item 8   Financial Statements and Supplementary Data                        14
Item 9   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          14
Item 9A  Controls and Procedures                                            15

PART III

Item 10  Directors, Executive Officers and Corporate Governance             16
Item 11  Executive Compensation                                             19
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    19
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                       20
Item 14  Principal Accountant Fees and Services                             20

PART IV

Item 15  Exhibits and Financial Statement Schedules                         21

SIGNATURES                                                                  44

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

On February 17, 2010, the Company entered into a Contract of Sale with Nydia Del Valle to acquire 100% of the issued and outstanding stock of Connected Media Technologies, Inc. (Connected), a Delaware Corporation, in exchange for 400,000,000 shares of restricted, unregistered common stock of the Company. A copy of the Contract of Sale was filed as an Exhibit to a Current Report on Form 8-K filed on or about February 22, 2010. At the time, Connected represented that it owned 52% of Global Broadcasting Systems, LLC and 52% of Cinemania TV, LLC.

On March 10, 2010, we discovered certain improprieties in Connected Media Technologies, Inc.'s, its officers and directors' representations of its assets owned and other matters in the above proposed acquisition transaction and took the appropriate steps to remove the previously seated executive officers and directors affiliated with the acquisition target, Connected Media Technologies, Inc. We did not issue the aforementioned 400 million shares of its common stock for this transaction and will not be acquiring any assets from Connected Media Technologies, Inc.

We are currently classified as a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Our principal office is located at 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243 and our telephone number is (972) 386-7350.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant.

Our current business plan is discussed below.

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

On May  26,  2009,  effective  as of  December  15,  2008,  the  Company  issued
51,000,000  shares  of  its  $0.001  par  value  common  stock  to K & D  Equity
Investments, Inc. (K&D) , a Texas corporation, pursuant to the amended conversion features of the Convertible Promissory Note between the Company, AirGATE and Melissa CR 364, LTD., a portion of which was subsequently assigned to K & D. The issuance was originally approved by the Board in December 2008, but was not accepted by K & D until May 26, 2009. This issuance is reflected in the accompanying financial statements as of the effective date.

OUR CURRENT BUSINESS PLAN

On March 11, 2010, we announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries.

We anticipate forming two distinct divisions and operating each within a newly formed subsidiary corporation - one, a Latino-targeted media delivery service and one, a bilingual home shopping network.

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

EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees until such time that the aforementioned business opportunities become successful.

ITEM 1A - RISK FACTORS

Not required.

ITEM 1B - UNCLEARED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

We currently maintain a mailing address at 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243. Our telephone number is (972) 386-7350. Other than this mailing address, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future as all of our officers and directors are employed full-time in other business ventures. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's controlling stockholder.

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

Reserved.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the NASDAQ OTC Bulletin Board, under the trading symbol "XCHC." As of April 15, 2010, there were approximately 142 registered holders of record of the common stock. The following table sets forth the range of the high and low bid prices per share of our common stock as reported on www.bigcharts.com during the last two calendar years for the period indicated.
                                                       High            Low
                                                      ------          ------
Year ended December 31, 2008
  Quarter ended March 31                              $0.25           $0.096
  Quarter ended June 30                               $0.135          $0.06
  Quarter ended September 30                          $0.09           $0.025
  Quarter ended December 31                           $0.03           $0.001

Year ended December 31, 2009
  Quarter ended March 31                              $0.002          $0.001
  Quarter ended June 30                               $0.013          $0.001
  Quarter ended September 30                          $0.09           $0.01
  Quarter ended December 31                           $0.06           $0.01

Year ended December 31, 2010
   Quarter ended March 31                             $0.029          $0.01

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

COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 15,819,352 and 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share as of December 31, 2009 and 2008, respectively.

                                                Number of           Weighted
                                                 Warrant            Average
                                                 Shares              Price
                                                 ------              -----
Balance at January 1, 2008                      16,780,002           $ 0.70
  Issued                                        29,253,636           $ 0.16
  Exercised                                             --               --
  Expired                                               --               --
                                              ------------

Balance at December 31, 2008                    46,033,638           $ 0.36
  Issued                                                --               --
  Exercised                                             --               --
  Surrendered at debt cancellation             (30,214,286)          $ 0.22
  Expired                                               --               --
                                              ------------

Balance at December 31, 2009                    15,819,352           $ 0.63
                                              ============

As of December 31, 2009, the warrants break down as follows:

                                                # warrants        exercise price
                                                ----------        --------------
                                                 3,404,000           $ 0.07
                                                   630,000           $ 0.20
                                                   200,000           $ 0.40
                                                 3,860,351           $ 0.60
                                                 3,725,001           $ 0.84
                                                 4,000,000           $ 1.00
                                              ------------

                                                15,819,352           $ 0.63
                                              ============

                                                # warrants         expiring in
                                                ----------         -----------
                                                 4,000,000            2010
                                                   569,350            2011
                                                 7,650,002            2012
                                                   630,000            2017
                                                 2,970,000            2018
                                              ------------

                                                15,819,352
                                              ============

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

REPURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during 2009 or 2008.

EQUITY COMPENSATION

During 2009 and 2008, respectively, we issued -0- and 600,000 shares of our common stock to consultants, in the aggregate. These issuances were all in exchange for services rendered. These issuances were not approved by a vote of our security holders. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

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

As of December 31, 2009 and 2008, respectively, there were no shares of preferred stock issued and outstanding.

RESTRICTED SECURITIES

As of December 31, 2009, we had approximately 83,573,345 shares of common stock which may be considered to meet the definition and requirements of "restricted securities" as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the years ended December 31, 2009 or 2008, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for each of the years ended December 31, 2009 and 2009 and 2008 were approximately $41,000 and $26,000, respectively. The increase in 2009 expenditures relate, principally, to 4th quarter 2009 expenses related to professional and consulting fees related to the preparation, audit and filing of the Company's financial statements and Annual Report on Form 10-K for the year ended December 31, 2008.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $744,000 and $1,846,000 during each of the years ended December 31, 2009 and 2008, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

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

Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.00) and $(0.07) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 and 2008, respectively, the Company had a working capital of approximately $(1,071, 000) and $(1,626,000).

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the
Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers serving the Company are as follows:

     Name                     Age               Position Held and Tenure
     ----                     ---               ------------------------

Haviland Wright               61              President, Chief Executive Officer
                                              Acting Chief Financial Officer
                                              and Director

Fernando Antonio Gomez        51              Executive Vice President,
                                              Corporate Secretary and Director

Richard T. Steele             62              Director

Ron Vigdor                    41              Corporate Treasurer and Director

The directors named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The sole director and officer will devote his time to the Company's affairs on an as needed basis. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

BIOGRAPHICAL INFORMATION

Haviland Wright, Ph.D., President & Chief Executive Officer

Dr. Wright is an international technology consultant and investor who served as chief development officer for Profitability of Hawaii, a Honolulu-based software development firm. In addition, he is a director of Ventura-based software company, Elixir Technologies Corporation, where he was chairman from 2003 through 2006 and managed a successful turnaround. He also serves as an Independent Director of Boston-based Compass Group of Mutual Funds, managed by MFS, a wholly owned subsidiary of Sun Life of Canada. He was a director of LCD display developer Nano Loa, Inc., based in Kanagawa, Japan, which he founded with LCD pioneer Akihiro Mochizuki. Dr. Wright was formerly chairman and CEO of LCOS (liquid crystal on silicon) display manufacturer Displaytech, Inc. He served as chief scientist and senior vice president of Interleaf, Inc., following Interleaf's acquisition of Avalanche Development Company, an SGML pioneer that he founded in Boulder, Colorado. Dr. Wright received his B.A. degree from the University of Pennsylvania in mathematics and history; his M.B.A. and Ph.D. from the University of Pennsylvania, The Wharton School, where his areas of concentration were accounting and systems sciences. He completed the CPA and CMA accounting certifications, has held faculty positions at the University of Colorado and the University of Denver, and has authored numerous articles for research and industry publications.

Fernando Antonio Gomez, Executive Vice President and Corporate Secretary

Mr. Gomez is a senior sales and marketing executive with over twenty-five years of experience in broadcasting, cable television, and news media within the United States and international markets. His background includes strategic marketing planning and sales and affiliate relations work throughout his career with Maya Entertainment, Batanga.com, Starmedia/Wanadoo, MSN Latino, Prime Deportiva, C3D Digital, Bravo International, The Weather Channel Latin America, The Inspirational Network, Univision, and Galavision.

Richard T. Steele, Director

Mr. Steele is President and Chief Executive of Network Distribution Group, Ltd., a Cable Television, Satellite, Broadcast, Media and Internet consulting company, which assists cable television networks with their respective network distribution onto cable television systems, broadcast stations, as well as satellite, and assists start-up internet/media companies with financial planning, funding and distribution. In the past four years, Mr. Steele has become involved with a number of Spanish-language media projects, including a children's cable television network, a cable television shopping channel, a web membership-based enterprise, and an online shopping venture.

Ron Vigdor, Treasurer

Mr. Vigdor is an entrepreneur and active member of his family's international trading and investment company, where he has worked from a young age. In the late 80's, Vigdor founded an ISP and long-distance calling-card company and gained telecommunications and trade-financing experience in South America and the Caribbean. Vigdor served as lead investor and founding Chairman of the Board of Fort Lauderdale-based Balize, Inc., an early-to-market social-networking venture. He has served in senior executive and directorial capacities at companies around the world. In the last several years, Vigdor has been active in several companies, including the Canadian e-commerce and auction processor Kyozou (www.kyozou.com), GPS vehicle locator system Skyewatch, and safe-baby-bottle manufacturer BornFree, Inc. (www.newbornfree.com). Vigdor is a US citizen, married with children and living in Boca Raton, Florida.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our inquiries and absence of any copies received by us and/or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2009 that all eligible persons were not in compliance with the requirements of Section 16(a).

CONFLICTS OF INTEREST

Our officers and directors are currently involved in other full-time ventures and, accordingly, at the present time, will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business may conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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


                (Remainder of this page left blank intentionally)

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

                           SUMMARY COMPENSATION TABLE


                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Non-qualified
                                                                     Incentive     Deferred        All
 Name and                                                              Plan         Compen-       Other
 Principal                                      Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)    Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------    --------   ---------   ---------  ---------    -----------   ---------  ---------
Haviland Wright 2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
President, CEO

R. Wayne Duke   2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
Former CEO      2008   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
                2007   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

As of December 31, 2009, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

                                       Number of shares      Number of shares    Beneficial      Percent
     Name and address                   directly owned       indirectly owned     ownership      of class
     ----------------                   --------------       ----------------     ---------      --------
K&D Equity Investment, Inc. (3)           51,000,000                --           51,000,000       41.35%
Midland Trading, Inc. (3)                  7,196,429                --            7,196,429        5.84%
South Beach Live, Inc. (3)                 7,196,429                --            7,196,429        5.84%

Officers and Directors as a group (4)            -0-                --                  -0-        0.00%

----------
(1) On April 15, 2010, there were 136,089,746 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(2) In determining the percent of voting stock owned by a person on December 31, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 106,337,307 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities (approximately 3,337,750 shares on the exercise of the LaJolla outstanding warrants and approximately 34,905,488 shares to be issued if there was total conversion of the LaJolla debenture at March 26, 2010, the date of the last debenture conversion notice) - approximately38,243,238 beneficial shares in total. As the Company's common stock is trading below $0.30 per share, LaJolla is not required to convert, nor is the Company obligated to accept any conversion notice. Accordingly, neither the numerator nor the denominator includes the La Jolla shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities in existence as of the date of this filing.
(3) The contact address for the listed stockholder is 17120 N. Dallas Parkway, Suite 235, Dallas, TX 75248.
(4) Our current sole officer and director does not own any of our equity securities.

CHANGES IN CONTROL

There are currently no arrangements which may result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no relationships or transactions between us and any of our directors, officers and principal stockholders.

We currently maintain a mailing address at 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243. Our telephone number is (972) 386-7350. Other than this mailing address, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future as all of our officers and directors are employed full-time in other business ventures. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's controlling stockholder.

DIRECTOR INDEPENDENCE

Pursuant to the Company's current structure, we believe that Mr. Steele and Mr. Vigdor meet the requirements of being "independent" as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA (SWHCPA) of Dallas, Texas, KBA Group, LLP (KBA) of Dallas, Texas or Robison, Hill & Company (RHC) of Salt Lake City, UT.

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                  2009              2008
                                                 -------           -------
1.  Audit fees
    SWH                                          $12,500           $    --
    KBA                                           15,000            83,000
    RHC                                               --             4,800
2.  Audit-related fees                                --                --
3.  Tax fees                                          --                --
4.  All other fees                                    --                --
                                                 -------           -------

          Totals                                 $27,500           $87,800
                                                 =======           =======

1. Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company or KBA Group LLP, both our former independent accountants, or S. W. Hatfield, CPA, our current independent auditors, in connection with statutory and regulatory filings or engagements.
2. Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.
3. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

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

The Company's principal accountants, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

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

10.11 Form of Senior Secured Convertible Term Note - Tranche B, dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to
         Exhibit 4.3 on Form 8-K filed on July 16, 2008.
10.12 Form of Amended and Restated Tranche A Warrant effective December 4, 2007, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to
         Exhibit 10.1 on Form 8-K filed on July 16, 2008.
10.13 Form of Tranche B Warrant dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership. Incorporated herein by reference to Exhibit 10.2 on Form 8-K filed on July 16, 2008.
10.14 Amendment No. 1 to the Registration Rights Agreement dated July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership and Tejas Securities Group, Inc., a Texas corporation. Incorporated herein by reference to Exhibit 10.3 on Form 8-K filed on July 16, 2008.
10.15 Voting Agreement entered into on July 10, 2008, by and among The X-Change Corporation, a Nevada corporation, and AirGATE Technologies, Inc., a Texas corporation), and Samson Investment Company, a Nevada corporation, Ironman PI Fund (QP), L.P., a Texas limited partnership, and John Thomas Bridge and Opportunity Fund, LP, a Delaware limited partnership and certain of The X-Change Corporation's shareholders. Incorporated herein by reference to Exhibit 10.4 on Form 8-K filed on July 16, 2008.
10.16 Amendment to Convertible Promissory Note, dated as of August 22, 2008, by and among The X-Change Corporation, AirGATE Technologies, Inc. and Melissa CR 364 Ltd. Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on August 28, 2008.
21.1     List of subsidiaries - Not applicable as of December 31, 2009
31.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


               (Financial Statements follow beginning on page F-1)

                            THE X-CHANGE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

FINANCIAL STATEMENTS

   Balance Sheets
      as of December 31, 2009 and 2008                                      F-3

   Statements of Operations and Comprehensive Loss
      for the years ended December 31, 2009 and 2008                        F-4

   Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended December 31, 2009 and 2008                        F-5

   Statements of Cash Flows
      for the years ended December 31 2009 and 2008                         F-6

   Notes to Financial Statements                                            F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying balance sheet of The X-Change Corporation (a Nevada corporation) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2009 and 2008, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements referred to above, in our opinion, present fairly, in all material respects, the financial position of The X-Change Corporation as of December 31, 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                               /s/ S. W. Hatfield, CPA
                                               -------------------------------
                                               S. W. HATFIELD, CPA

Dallas, Texas
March 31, 2010 (except for Note O
 as to which the date is April 20, 2010)

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                           December 31, 2009 and 2008

                                                                      December 31,           December 31,
                                                                          2009                   2008
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $      1,080           $     18,503
                                                                      ------------           ------------

      TOTAL CURRENT ASSETS                                                   1,080                 18,503
                                                                      ------------           ------------
OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $21,332 and $168,507                        8,001                914,880
                                                                      ------------           ------------

      TOTAL OTHER ASSETS                                                     8,001                914,880
                                                                      ------------           ------------

TOTAL ASSETS                                                          $      9,081           $    933,383
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    249,532           $    137,750
  Convertible notes payable, net of unamortized discount                        --                834,343
  Notes payable to shareholder                                             723,926                668,239
  Accounts payable - trade                                                   1,245                     --
  Accrued interest payable                                                  97,134                  4,600
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                          1,071,837              1,644,932
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,071,837              1,644,932
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    106,337,307 and 104,108,673 shares
    issued and outstanding                                                 106,337                104,109
  Additional paid-in capital                                            17,729,560             17,938,909
  Accumulated deficit                                                  (18,898,653)           (18,545,328)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,062,756)              (711,549)
                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $      9,081           $    933,383
                                                                      ============           ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2009 and 2008

                                                                        Year ended             Year ended
                                                                        December 31,           December 31,
                                                                            2009                   2008
                                                                        ------------           ------------
REVENUES - net of returns and allowances                                $         --           $         --
COST OF SALES                                                                     --                     --
                                                                        ------------           ------------
GROSS PROFIT                                                                      --                     --
                                                                        ------------           ------------

OPERATING EXPENSES
  General and administrative expenses                                         40,852                 25,832
                                                                        ------------           ------------
      TOTAL OPERATING EXPENSES                                                40,852                 25,832
                                                                        ------------           ------------

LOSS FROM OPERATIONS                                                         (40,852)               (25,832)

OTHER INCOME (EXPENSE)
  Interest income                                                                 --                  3,559
  Interest expense                                                          (211,503)              (725,722)
  Amortization of financing fees and note discounts                         (532,445)            (1,120,241)
  Gain on forgiveness of debt                                                464,975                     --
  Other                                                                           --                 (4,807)
                                                                        ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                                          (278,973)            (1,847,211)
                                                                        ------------           ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                                          (319,825)            (1,873,043)

PROVISION FOR INCOME TAXES                                                        --                     --
                                                                        ------------           ------------

LOSS FROM CONTINUING OPERATIONS                                             (319,825)            (1,873,043)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations, net of provision
   for income taxes of $-0- and $-0-, respectively                                --             (1,140,199)
  Loss on disposition of discontinued operations, net of
   provision for income taxes of $-0- and $-0-, respectively                 (33,500)              (101,021)
                                                                        ------------           ------------

LOSS FROM DISCONTINUED OPERATIONS                                            (33,500)            (1,241,220)
                                                                        ------------           ------------

OTHER COMPREHENSIVE INCOME                                                        --                     --
                                                                        ------------           ------------

COMPREHENSIVE LOSS                                                      $   (353,325)          $ (3,114,263)
                                                                        ============           ============
Net loss per weighted-average share of common stock
 outstanding, calculated on Net Loss - basic and fully diluted
   From continuing operations                                           $      (0.00)          $      (0.04)
   From discontinued operations                                                (0.00)                 (0.03)
                                                                        ------------           ------------
      TOTAL                                                             $      (0.00)          $      (0.07)
                                                                        ============           ============
Weighted-average number of shares
 of common stock outstanding                                             106,259,007             43,567,672
                                                                        ============           ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2009 and 2008

                                                   Common Stock            Additional
                                               ---------------------        paid-in       Accumulated
                                               Shares         Amount        capital         deficit          Total
                                               ------         ------        -------         -------          -----
Common stock issued for
  Financing fees                             17,202,139      $ 17,202    $   448,727     $         --    $   465,929
  Services                                      600,000           600         24,900               --         25,500
  Debenture conversion                        3,812,161         3,812         32,705               --         36,517
  Foreclosure on and conversion of
   subsidiary debt                           51,000,000        51,000        459,000               --        510,000
Stock based compensation earned                      --            --        130,299               --        130,299
Stock based compensation forfeited
 at foreclosure                                      --            --       (618,816)              --       (618,816)
Debt discount on convertible
 notes and debentures payable                        --            --        713,599               --        713,599
Warrants issued for financing fees                   --            --        790,163               --        790,163
Balancing of issued and outstanding
 stock to transfer agent and historical
 corporate records                              (95,128)          (95)            95               --             --
Net loss for the year                                --            --             --       (3,114,263)    (3,114,263)
                                           ------------      --------    -----------     ------------    -----------

BALANCES AT DECEMBER 31, 2008               104,108,673       104,109     17,729,670      (18,545,328)      (711,549)

Common stock issued for
 Debenture conversion                         2,118,506         2,118             --               --          2,118
Balancing of issued and outstanding
 stock to transfer agent and historical
 corporate records                              110,128           110           (110)              --             --
Net loss for the year                                --            --             --         (353,325)      (353,325)
                                           ------------      --------    -----------     ------------    -----------

BALANCES AT DECEMBER 31, 2009               106,337,307      $106,337    $17,729,560     $(18,898,653)   $(1,062,756)
                                           ============      ========    ===========     ============    ===========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2009 and 2008

                                                                   Year ended            Year ended
                                                                   December 31,          December 31,
                                                                      2009                  2008
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                            $  (353,325)          $(3,114,263)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                     532,443             1,108,499
     Gain on forgiveness of debt                                      (464,975)                   --
     Equity in loss of foreclosed subsidiary                                --             1,140,199
     Expenses paid with common stock                                        --                25,500
     Interest expense capitalized as principal                         118,400               217,758
     Interest expense paid with common stock                               568               481,517
     Loss on foreclosure of subsidiary                                 101,021
     Net cash used by foreclosed subsidiary                                 --              (104,619)
  (Increase) Decrease in
     Deferred financing fees and other prepaid expenses                     --              (258,801)
  Increase (Decrease) in
     Accounts payable - trade                                            1,245                    --
     Accrued interest payable                                           92,534                (2,952)
                                                                   -----------           -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (73,110)             (406,141)
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advanced to foreclosed subsidiary                                    --            (2,049,000)
                                                                   -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                       --            (2,049,000)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on sale of common stock                                     --                    --
  Cash received on notes payable, net of fees paid                          --             1,800,000
  Cash paid on related party notes payable                              55,687                    --
  Cash paid on convertible debenture principal                              --               (66,225)
                                                                   -----------           -----------
NET CASH USED IN FINANCING ACTIVITIES                                   55,687             1,733,775
                                                                   -----------           -----------

INCREASE (DECREASE) IN CASH                                            (17,423)             (721,366)

Cash at beginning of period                                             18,503               739,869
                                                                   -----------           -----------

CASH AT END OF PERIOD                                              $     1,080           $    18,503
                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                     $        --           $     4,454
                                                                   ===========           ===========
  Income taxes paid for the period                                 $        --           $        --
                                                                   ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
  Convertible debenture converted to common stock                  $     1,550           $        --
                                                                   ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2009 and 2008

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, the Company has disposed of all operating assets and operating activities.

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

These financial statements reflect the books and records of the Company as of and for years ended December 31, 2009 and 2008, respectively. Due to the foreclosure on the Company's former subsidiary as of December 31, 2008, there were no intercompany transactions to eliminate in consolidation.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE C - GOING CONCERN UNCERTAINTY

As of December 31, 2009, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

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

     The Company recorded impairment losses on long-lived assets used in operations when events and circumstances indicate assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

3.   Financing Fees

     Financing fees recorded in connection with debt issuances are amortized on a straight-line basis over the maturity term of the related debt.

4.   Convertible Debt Instruments

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

5.   Revenue Recognition

     The Company generated revenues through its foreclosed AirGATE subsidiary in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Revenue included amounts earned from collaborative agreements and feasibility studies and was comprised of reimbursed research and development costs as well as upfront and milestone payments.

     Revenue from the sale of products was recognized at the time the product was shipped and the title transferred to customers, provided no continuing obligation existed and there was reasonable assurance of collection. Non-refundable upfront payments received upon execution of collaborative agreements were recorded as deferred revenue and were recognized over the term of the collaborative agreement. Such period generally represented the research and development period set forth in the work plan defined in the respective agreements between the Company and its third-party collaborators. Milestone payments were recognized as revenue upon achievement of the "at risk" milestone events which represent the culmination of the earnings process related to that milestone. These events were generally acknowledged by the customer in a sign-off process. Revenues pursuant to servicing or support agreements were recognized over the term of those contracts and were generally separate from research and development agreements or product delivery agreements.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   Accounting for Stock Options

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

7.   Research and Development

     Research and development costs were expensed as incurred.

8.   Income taxes

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

9.   Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

9. Income (Loss) per share - continued

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

     As of December 31, 2009 and 2008,  and  subsequent  thereto,  the Company's
     outstanding  stock  options,   warrants,  and  convertible  debentures  are
     considered to be anti-dilutive due to the Company's net operating loss.

10.  New and Pending Accounting Pronouncements

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject us to a concentration of risk, include cash and, in prior periods, accounts receivable. The customers of our former subsidiary, AirGATE, were based in the United States and we were not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the years ended December 31, 2009 and 2008, and subsequent thereto, respectively, the Company may have, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

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

The results of AirGATE's operations for the respective periods presented are reported as a component of discontinued operations in the statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the period ended December 31, 2008 is as follows:

                                                    December 31,
                                                       2008
                                                    -----------

     Net sales                                      $   386,755
                                                    ===========
     Operating income (loss)                        $(1,076,181)
                                                    ===========
     Loss from discontinued operations              $(1,140,199)
                                                    ===========

NOTE H - DEFERRED COSTS

During Calendar 2008 and prior periods, significant costs were incurred in arranging and placement of various debt financings. The amounts recorded include commissions, underwriter fees, legal fees and an estimated value of warrants issued for services rendered in connection with debt issuances. The valuation techniques used in applying the warrant valuation provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company's stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the warrants issued have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the warrant valuations do not necessarily provide a reliable single measure of their fair value. Aggregate net debt issuance costs of approximately $76,694 and $914,880 remained capitalized as of December 31, 2009 and 2008, respectively, inclusive of approximately $68,693 and $531,599 relating to warrants issued in connection with debt.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

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

As of December 31, 2009 and 2008, respectively, the outstanding balance on the Melissa Note is approximately $668,239, inclusive of capitalized accrued interest through December 31, 2008. As of December 31, 2009, the Company has accrued interest payable of approximately $71,000 on this note. Interest will continue to accrue at 10% per annum subsequent thereto.

South Beach Live, Ltd. Note

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE I - DEBT FINANCING ARRANGEMENTS

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

The debentures and warrants have mandatory conversion features. These conversion features becomes effective in the first full calendar month after the common stock underlying the debenture is either i) registered under the Securities Act of 1933 (the "Act"), which is at the Company's option, or ii) available by LCII to be resold pursuant to Rule 144 of the Act. If the conversion feature becomes effective, LCII is obliged to convert an average of 10% of the face value of the debenture each calendar month into a variable number of shares of the Company's common stock. The number of shares is determined by a formula where the dollar amount of the debenture being converted is multiplied by eleven, from which the product of the conversion price and ten times the dollar amount of the debenture being converted is then subtracted, all of which is then divided by the conversion price. The conversion price is equal to the lesser of (i) $1.00, or
(ii) 80% of the average of the 3 lowest volume weighted average prices during the twenty trading days prior to the conversion election. The Company can prevent conversion if the trading price falls below $0.30 per share on the date LCII elects to convert. Under certain provisions, if LCII does not convert an average of at least 5% of the face value of the debenture, the Company may prepay portions of the debenture. As contractually linked, if LCII converts a portion of the debenture, LCII must also exercise a proportionate amount of the warrants.

In the event that the entire $400,000 of the convertible debentures is converted in conjunction with the required exercise of warrants, the Company will receive a total of $4.4 million from LCII. The aggregate number of shares issuable to LCII in this event is dependent on the trading price of the Company's common stock over the term of the conversion process.

The Company allocated the proceeds from the debentures between the warrants and the debt based on the estimated relative fair value of the warrants and the debt. The value of the warrants was calculated at $273,634 using the Black-Scholes model and the following assumptions: discount rate of 4.1%, volatility of 156% and expected term of three years. The Company also calculated a beneficial conversion feature totaling $126,366. The Company is amortizing both the warrant value and value attributed to the beneficial conversion feature (total $400,000) over the term of the debentures. This non-cash charge to income is included in interest expense. At December 31, 2009 and 2008, respectively, the outstanding principal amount of convertible debentures totaled approximately $318,225 and $319,775.

As of December 31, 2009, a disagreement between LCII and the Company's management over the requirements of the contractual mandatory exercise of approximately 155,500 warrants related to the conversion of approximately $15,500 of the debenture balance into common stock during the period from October 2008 through January 2009. The disputed balance is approximately $1,555,000 due to the Company on contractually exercisable warrants by LCII. There is a remote possibility that this delinquency could be deemed a default by LCII by the Company's management. The Company's management is investigating potential remedies to this situation.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

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

The following assumptions were used in these calculations

                                              Tranche A        Tranche B
                                                2007             2008
                                              --------         --------

     Discount rate                               3.28%            3.10%
     Volatility                                 154.0%           162.0%
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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE I - DEBT FINANCING ARRANGEMENTS - CONTINUED

SIJ Financing - continued

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

Under the terms of the Agreement, (i) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 shares of the Company's common stock held by Samson, 7,196,429 shares of the Company's common stock held by Ironman and 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and its assigns; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of the Company; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by Melissa on behalf of the Company for various general and administrative expenses; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the Melissa Note, described above.

As a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled and all financial obligations of the Company, which approximated $3.96 million, including accrued but unpaid interest); and terminated their rights under the various warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. To the extent that the cancellation of these debts constitutes a taxable event, the Company's net operating loss carry-forward is anticipated to compensate for any taxes due from this event.

At December 31, 2009 and 2008, the principal amount of these convertible debentures outstanding totaled $-0- and $3,839,358, respectively.

The Company incurred debt issuance costs in connection with the SIJ Financing which were recorded at approximately $489,881 and $579,315 during Calendar 2008 and 2007, respectively, including the value of warrants issued in connection with debt placement.

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008, respectively, are as follows:

                                       Year ended               Year ended
                                       December 31,             December 31,
                                          2009                     2008
                                         -------                  -------
     Federal:
       Current                           $    --                  $    --
       Deferred                               --                       --
                                         -------                  -------
                                              --                       --
                                         -------                  -------
     State:
       Current                                --                       --
       Deferred                               --                       --
                                         -------                  -------
                                              --                       --
                                         -------                  -------
       Total                             $    --                  $    --
                                         =======                  =======

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE J - INCOME TAXES - CONTINUED

The Company has a cumulative net operating loss carryforward of approximately $3,700,000 as of December 31, 2009 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Year ended            Year ended
                                                                  December 31,          December 31,
                                                                     2009                  2008
                                                                  -----------           -----------
Statutory rate applied to loss before income taxes                $  (120,000)          $(1,059,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                       --                    --
  Unconsolidated equity in loss of foreclosed subsidiary                   --               554,000
  Amortization of nondeductible debt discount                         160,000               318,000
  Stock based compensation                                                 --              (166,000)
  Tax basis gain on forgiveness of debt                             1,019,000                    --
  Other, including use of net operating loss
   carryforward and reserve for deferred tax asset                 (1,059,000)              353,000
                                                                  -----------           -----------
      Income tax expense                                          $        --           $        --
                                                                  ===========           ===========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2009 and 2008, respectively:

                                                                  December 31,          December 31,
                                                                     2009                  2008
                                                                  -----------           -----------
Deferred tax assets
  Net operating loss carryforwards                                $ 1,272,000           $ 1,797,000
  Stock based compensation                                                 --                    --
  Debt discount amortization                                          634,000               474,000
  Other                                                                    --                    --
                                                                  -----------           -----------
                                                                    1,906,000             2,271,000
  Less valuation allowance                                         (1,906,000)           (2,271,000)
                                                                  -----------           -----------
Net Deferred Tax Asset                                            $        --           $        --
                                                                  ===========           ===========

During the years ended December 31, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(365,000) and $469,000, respectively.

NOTE K - PREFERRED STOCK

The Company is authorized to issue up to a total of 75,000,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors has designated 5,000,000 shares as "Series A Convertible Preferred Stock".

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE K - PREFERRED STOCK - CONTINUED

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

As of December 31, 2009 and 2008, respectively, there were no shares of preferred stock issued and outstanding.

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


                (Remainder of this page left blank intentionally)

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE M - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 15,819,352 and 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share as of December 31, 2009 and 2008, respectively.

                                                Number of           Weighted
                                                 Warrant            Average
                                                 Shares              Price
                                                 ------              -----
Balance at January 1, 2008                      16,780,002           $ 0.70
  Issued                                        29,253,636           $ 0.16
  Exercised                                             --               --
  Expired                                               --               --
                                              ------------

Balance at December 31, 2008                    46,033,638           $ 0.36
  Issued                                                --               --
  Exercised                                             --               --
  Surrendered at debt cancellation             (30,214,286)          $ 0.22
  Expired                                               --               --
                                              ------------

Balance at December 31, 2009                    15,819,352           $ 0.63
                                              ============

As of December 31, 2009, the warrants break down as follows:

                                                # warrants        exercise price
                                                ----------        --------------
                                                 3,404,000           $ 0.07
                                                   630,000           $ 0.20
                                                   200,000           $ 0.40
                                                 3,860,351           $ 0.60
                                                 3,725,001           $ 0.84
                                                 4,000,000           $ 1.00
                                              ------------

                                                15,819,352           $ 0.63
                                              ============

                                                # warrants         expiring in
                                                ----------         -----------
                                                 4,000,000            2010
                                                   569,350            2011
                                                 7,650,002            2012
                                                   630,000            2017
                                                 2,970,000            2018
                                              ------------

                                                15,819,352
                                              ============

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE N - STOCK OPTIONS - CONTINUED

The following table summarizes stock options outstanding and changes during years ended December 31, 2008 and 2007.

                                                                   Weighted      Weighted
                                                                    Average       Average      Aggregate
                                                 Number of         Exercise      Remaining     Intrinsic
                                                  Options            Price         Term          Value
                                                  -------            -----         ----          -----

Options outstanding at January 1, 2008             4,475,000        $ 0.21         9.5         $ 134,250
  Granted                                                 --
  Exercised                                               --
  Forfeited                                       (4,475,000)       $ 0.21
                                                  ----------

Options outstanding at December 31, 2008                  --
  Granted                                                 --
  Exercised                                               --
  Forfeited                                               --
                                                  ----------

Options outstanding at December 31, 2009                  --
                                                  ==========

Options exercisable at December 31, 2009                  --
                                                  ==========
Options available for grant at
 December 31, 2009                                 6,000,000
                                                  ==========

The  following  table  summarizes  non-cash  stock-based   compensation  expense
recorded under SFAS 123(R) for the years ended December 31, 2009 and 2008.

                                                 Year ended        Year ended
                                                 December 31,      December 31,
                                                    2009              2008
                                                  ---------         ---------
Loss from discontinued operations
 Stock based compensation earned                  $      --         $ 130,299
 Stock based compensation forfeited
  upon foreclosure of operating subsidiary               --          (618,816)
                                                  ---------         ---------

                                                  $      --         $(488,517)
                                                  =========         =========

The fair values of option awards granted during 2007 were estimated at the date of grant using a Black-Scholes option-pricing model which utilizes a number of assumptions as indicated below:

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2009 and 2008

NOTE N - STOCK OPTIONS - CONTINUED

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

                                             THE X-CHANGE CORPORATION


Dated: April 20, 2010                        /s/ Haviland Wright
       --------------                        -----------------------------------
                                                                 Haviland Wright
                                              President, Chief Executive Officer
                                                  Acting Chief Financial Officer
                                                                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.


Dated: April 20, 2010                        /s/ Haviland Wright
       --------------                        -----------------------------------
                                                                 Haviland Wright
                                              President, Chief Executive Officer
                                                  Acting Chief Financial Officer
                                                                    and Director


Dated: April 20, 2010                        /s/ Fernando Antonio Gomez
       --------------                        -----------------------------------
                                                          Fernando Antonio Gomez
                                                       Executive Vice President,
                                                             Corporate Secretary
                                                                    and Director


Dated: April 20, 2010                        /s/ Ron Vigdor
       --------------                        -----------------------------------
                                                                      Ron Vigdor
                                                             Corporate Treasurer
                                                                    and Director


Dated: April 20, 2010                        /s/ Richard T. Steele
       --------------                        -----------------------------------
                                                               Richard T. Steele
                                                                        Director