Form 10-Q
period 2010-03-31
X-CHANGE CORP
filed 2010-04-28
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 27, 2010: 136,089,746

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                 Form 10-Q for the Quarter ended March 31, 2010

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis or Plan of Operation         12

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        15

  Item 4 - Controls and Procedures                                           15

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 16

  Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds       16

  Item 3 - Defaults Upon Senior Securities                                   16

  Item 4 - Submission of Matters to a Vote of Security Holders               16

  Item 5 - Other Information                                                 16

  Item 6 - Exhibits                                                          16

SIGNATURES                                                                   16

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                            THE X-CHANGE CORPORATION
                                 BALANCE SHEETS
                      March 31, 2010 and December 31, 2009

                                                                         (Unaudited)              (Audited)
                                                                           March 31,             December 31,
                                                                             2010                   2009
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $      1,709           $      1,080
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                      1,709                  1,080
                                                                         ------------           ------------
OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $23,998 and $21,332                            5,355                  8,001
                                                                         ------------           ------------

      TOTAL OTHER ASSETS                                                        5,355                  8,001
                                                                         ------------           ------------

TOTAL ASSETS                                                             $      7,044           $      9,081
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount             $    245,225           $    249,532
  Notes payable to shareholder                                                733,271                723,926
  Accounts payable - trade                                                     12,175                  1,245
  Accrued interest payable                                                    117,831                 97,134
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                             1,109,141              1,071,837
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                     1,109,141              1,071,837
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                    --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    110,239,746 and 106,337,307 shares
    issued and outstanding                                                    110,240                106,337
  Additional paid-in capital                                               17,815,413             17,729,560
  Accumulated deficit                                                     (19,027,750)           (18,898,653)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,102,097)            (1,062,756)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $      7,044           $      9,081
                                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2010 and 2009

                                   (UNAUDITED)

                                                           Three months           Three months
                                                              ended                  ended
                                                             March 31,              March 31,
                                                               2010                   2009
                                                           ------------           ------------
REVENUES - net of returns and allowances                   $         --           $         --
COST OF SALES                                                        --                     --
                                                           ------------           ------------

GROSS PROFIT                                                         --                     --
                                                           ------------           ------------
OPERATING EXPENSES
  General and administrative expenses                            19,646                    758
                                                           ------------           ------------
      TOTAL OPERATING EXPENSES                                   19,646                    758
                                                           ------------           ------------

LOSS FROM OPERATIONS                                            (19,646)                  (758)

OTHER INCOME (EXPENSE)
  Interest expense, including amortization of
   financing fees and note discounts                           (109,451)              (374,300)
                                                           ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                             (109,451)              (274,300)
                                                           ------------           ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                             (129,097)              (375,058)

PROVISION FOR INCOME TAXES                                           --                     --
                                                           ------------           ------------

LOSS FROM CONTINUING OPERATIONS                                (129,097)              (375,058)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-,  respectively                                      --                     --
  Loss on disposition of discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-, respectively                                       --                (33,500)
                                                           ------------           ------------

LOSS FROM DISCONTINUED OPERATIONS                                    --                (33,500)
                                                           ------------           ------------

OTHER COMPREHENSIVE INCOME                                           --                     --
                                                           ------------           ------------

COMPREHENSIVE LOSS                                         $   (129,097)          $   (408,558)
                                                           ============           ============
Net loss per weighted-average share
  of common stock outstanding, calculated
  on Net Loss - basic and fully diluted
    From continuing operations                             $      (0.00)          $      (0.00)
    From discontinued operations                                  (0.00)                 (0.00)
                                                           ------------           ------------
      Total                                                $      (0.00)          $      (0.00)
                                                           ============           ============
Weighted-average number of shares
 of common stock outstanding                                106,597,470            106,019,757
                                                           ============           ============

   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2010 and 2009

                                   (UNAUDITED)

                                                                               Three months         Three months
                                                                                  ended                ended
                                                                                 March 31,            March 31,
                                                                                   2010                 2009
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (129,097)          $ (408,559)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                  30,998              276,068
     Interest expense capitalized as principal                                          --               72,000
     Interest expense paid with common stock                                        57,756                  568
  Increase (Decrease) in
     Accounts payable and other                                                     10,930               15,757
     Accrued interest payable                                                       28,332               25,663
                                                                                ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (8,716)             (18,503)
                                                                                ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                   --
                                                                                ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on related party notes payable                                       9,345                   --
  Cash paid on convertible debenture principal                                          --                   --
                                                                                ----------           ----------
NET CASH USED IN FINANCING ACTIVITIES                                                9,345                   --
                                                                                ----------           ----------

INCREASE (DECREASE) IN CASH                                                            629              (18,503)

Cash at beginning of period                                                         18,503               18,503
                                                                                ----------           ----------

CASH AT END OF PERIOD                                                           $       --           $       --
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $       --           $       --
                                                                                ==========           ==========
  Income taxes paid for the period                                              $       --           $       --
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of Debenture Payable into Common Stock                             $   32,000           $    1,550
                                                                                ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            THE X-CHANGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2010 and December 31, 2009

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company's financial statements for the year ended December 31, 2009. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2010 and December 31, 2009

NOTE C - GOING CONCERN UNCERTAINTY

As of March 31, 2010, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2010 and December 31, 2009

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

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2010 and December 31, 2009

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   Income taxes - continued

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     As of March 31, 2010 and 2009, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

8.   New and Pending Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through March 31, 2010, South Beach or its affiliates have advanced an aggregate of approximately $65,000 against this note.

                            THE X-CHANGE CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2010 and December 31, 2009

NOTE F - COMMON STOCK TRANSACTIONS

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

In conjunction with conversions from 2008 through 2010, a continued disagreement exists between LCII and the Company's management over the requirements of the contractual mandatory exercise of approximately 475,500 warrants related to the conversion of an aggregate $45,500 of the debenture balance. The disputed balance on this transaction is approximately $475,500 due to the Company on contractually exercisable warrants by LCII. There is a remote possibility that this delinquency could be deemed a default by LCII by the Company's management. The Company's management is investigating potential remedies to this situation.

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

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through April 28, 2010 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.


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

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the three month periods ended March 31, 2010 or 2009, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were approximately $19,600 and $700, respectively. The increase in the 2010 expenditures over the 2009 costs was due to the Company's effort to become and remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. During the 1st quarter of 2009, the Company was virtually dormant due to ongoing litigation and actions surrounding the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $109,451 and $374,000 during the three months ended March 31, 2010 and 2009, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Due to the minimal expenditures in 2009, management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010 and December 31, 2009, respectively, the Company had a working capital of approximately $(1,107,000) and $(1,071,000).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: April 28, 2010            By: /s/ Haviland Wright
       --------------                -------------------------------------------
                                                                 Haviland Wright
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director