Form 10-Q
period 2010-06-30
X-CHANGE CORP
filed 2010-08-12
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2010

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2010: 5,513,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                  Form 10-Q for the Quarter ended June 30, 2010

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       16

  Item 4 - Controls and Procedures                                          16

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                17

  Item 2 - Sales of Equity Securities and Use of Proceeds                   17

  Item 3 - Defaults Upon Senior Securities                                  17

  Item 4 - (Removed and Reserved)                                           17

  Item 5 - Other Information                                                17

  Item 6 - Exhibits                                                         17

SIGNATURES                                                                  17

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2010 and December 31, 2009

                                                                          (Unaudited)            (Audited)
                                                                            June 30,            December 31,
                                                                             2010                   2009
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $         85           $      1,080
                                                                         ------------           ------------
      TOTAL CURRENT ASSETS                                                         85                  1,080
                                                                         ------------           ------------
OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $26,667 and $21,332                            2,666                  8,001
                                                                         ------------           ------------
     TOTAL OTHER ASSETS                                                         2,666                  8,001
                                                                         ------------           ------------

TOTAL ASSETS                                                             $      2,751           $      9,081
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount             $    274,194           $    249,532
  Notes payable to shareholder                                                752,478                723,926
  Accounts payable - trade                                                     36,238                  1,245
  Accrued interest payable                                                    140,948                 97,134
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                             1,203,858              1,071,837
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                     1,203,858              1,071,837
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    3,750,000 shares authorized
    none issued and outstanding                                                    --                     --
  Common stock - $0.001 par value
    37,500,000 shares authorized
    5,513,000 and 5,317,878 shares
    issued and outstanding                                                      5,513                  5,318
  Additional paid-in capital                                               17,920,140             17,830,579
  Accumulated deficit                                                     (19,126,760)           (18,898,653)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,201,107)            (1,062,756)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $      2,751           $      9,081
                                                                         ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  COMPREHENSIVE LOSS Six and Three months ended
                             June 30, 2010 and 2009

                                   (UNAUDITED)

                                                    Six months     Six months     Three months   Three months
                                                      ended          ended           ended          ended
                                                     June 30,       June 30,        June 30,       June 30,
                                                       2010           2009            2010           2009
                                                    ----------     -----------     -----------    ----------
REVENUES - net of returns and allowances            $       --     $        --     $        --    $       --
COST OF SALES                                               --              --              --            --
                                                    ----------     -----------     -----------    ----------
GROSS PROFIT                                                --              --              --            --
                                                    ----------     -----------     -----------    ----------
OPERATING EXPENSES
  General and administrative expenses                   64,540           1,276          44,894           518
                                                    ----------     -----------     -----------    ----------
      TOTAL OPERATING EXPENSES                          64,540           1,276          44,894           518
                                                    ----------     -----------     -----------    ----------

LOSS FROM OPERATIONS                                   (64,540)         (1,276)        (44,894)         (518)

OTHER INCOME (EXPENSE)
  Interest expense, including amortization
   of financing fees and note discounts               (163,567)       (636,767)        (54,116)     (262,467)
  Gain on extinguishment of debt                            --         464,975              --       464,975
                                                    ----------     -----------     -----------    ----------
      TOTAL OTHER INCOME (EXPENSE)                    (163,567)       (171,792)        (54,116)      202,508
                                                    ----------     -----------     -----------    ----------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                    (228,107)       (173,068)        (99,010)      201,990

PROVISION FOR INCOME TAXES                                  --              --              --            --
                                                    ----------     -----------     -----------    ----------

LOSS FROM CONTINUING OPERATIONS                       (228,107)       (173,068)        (99,010)      201,990

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
 Loss on disposition of discontinued operations,
  net of provision for income taxes of
  $-0- and $-0-, respectively                               --         (33,500)             --            --
                                                    ----------     -----------     -----------    ----------

LOSS FROM DISCONTINUED OPERATIONS                           --         (33,500)             --            --
                                                    ----------     -----------     -----------    ----------

OTHER COMPREHENSIVE INCOME                                  --              --              --            --
                                                    ----------     -----------     -----------    ----------
COMPREHENSIVE LOSS                                  $ (228,107)    $  (206,568)    $   (99,010)   $  201,990
                                                    ==========     ===========     ===========    ==========
Net loss per weighted - average share of common
 stock outstanding, calculated on Net Loss -
 basic and fully diluted
   From continuing operations                       $    (0.04)    $     (0.03)    $     (0.02)   $    (0.04)
   From discontinued operations                          (0.00)          (0.01)          (0.00)        (0.00)
                                                    ----------     -----------     -----------    ----------

      Total                                         $    (0.04)    $     (0.04)    $     (0.02)   $    (0.04)
                                                    ==========     ===========     ===========    ==========
Weighted-average number of shares of common
 stock outstanding                                   5,422,446       5,309,983       5,513,000     5,317,878
                                                    ==========     ===========     ===========    ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2010 and 2009

                                   (UNAUDITED)


                                                                           Six months        Six months
                                                                             ended             ended
                                                                            June 30,          June 30,
                                                                              2010              2009
                                                                           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                  $ (228,107)       $ (206,568)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                            61,997           470,445
      Gain on extinguishment of debt                                               --          (464,975)
      Interest expense capitalized as principal                                    --           118,400
  Interest expense paid with common stock                                      57,756               568
      Increase (Decrease) in
      Accounts payable and other                                               34,993            15,176
      Accrued interest payable                                                 43,814            47,351
                                                                           ----------        ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (29,547)          (19,603)
                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                               --                --
                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on related party notes payable                                 28,552                --
  Cash received on notes payable, net of fees paid                                 --             1,100
                                                                           ----------        ----------
           NET CASH USED IN FINANCING ACTIVITIES                               28,552             1,100
                                                                           ----------        ----------

DECREASE IN CASH                                                                 (995)          (18,503)

Cash at beginning of period                                                     1,080            18,503
                                                                           ----------        ----------

CASH AT END OF PERIOD                                                      $       85        $       --
                                                                           ==========        ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                             $       --        $       --
                                                                           ==========        ==========
  Income taxes paid for the period                                         $       --        $       --
                                                                           ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of Debenture Payable into Common Stock                        $   32,000        $    1,550
                                                                           ==========        ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2010 and December 31, 2009


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. The Company was originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, the Company had disposed of all of the assets and operating activities.

On July 20, 2005, the Company exchanged 10,000,000 shares of common stock for 100% of the issued and outstanding stock of AirGATE Technologies, Inc. (AirGATE). This transaction made AirGATE a wholly-owned subsidiary of the Company.

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company's common stock. The foreclosure proceeding was consummated on January 16, 2009 and Company's holdings in AirGATE were forfeited. Due to the timing of this transaction, the foreclosure and related disposition of AirGATE was reflected in the Company's financial statements as of December 31, 2008.

On March 11, 2010, the Company announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, the Company formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of June 30, 2010, no activities have taken place in either subsidiary.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


NOTE C - GOING CONCERN UNCERTAINTY

As of June 30, 2010, the Company has no operations, limited cash on hand, no operating assets and has significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's current business plan is to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of June 30, 2010, no activities have taken place in either subsidiary.

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

The Company's certificate of incorporation authorizes the issuance of up to 3,750,000 shares of preferred stock and 37,500,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing, The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   INCOME TAXES - CONTINUED

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     As of June 30, 2010 and 2009, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

8.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through June 30, 2010, South Beach or its affiliates have advanced an aggregate of approximately $84,000 against this note.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of six months ended June 30, 2010 and 2009, respectively, are as follows:

                                     Six months       Six months
                                       ended            ended
                                      June 30,         June 30,
                                        2010             2009
                                      -------          -------
                  Federal:
                    Current           $    --          $    --
                    Deferred               --               --
                                      -------          -------
                                           --               --
                                      -------          -------
                  State:
                    Current                --               --
                    Deferred               --               --
                                      -------          -------
                                           --               --
                                      -------          -------

                    Total             $    --          $    --
                                      =======          =======

As of June 30, 2010, the Company has a net operating loss carryforward(s) of approximately $3,900,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six month periods ended June 30, 2010 and 2009, respectively, are as follows:

                                                           Six months       Six months
                                                             ended            ended
                                                            June 30,         June 30,
                                                             2010             2009
                                                         ------------     ------------
Statutory rate applied to income before income taxes     $    (77,000)    $    (70,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                               --               --
  Non-deductable conversion discounts                          19,000          149,000
  Gain on extinguishment of debt                                   --        1,019,000
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                          58,000       (1,098,000)
                                                         ------------     ------------

Income tax expense                                       $         --     $         --
                                                         ============     ============

The Company's only temporary difference as of June 30, 2010 and December 31, 2009, respectively, relates to the Company's net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

                                            June 30,        December 31,
                                             2010              2009
                                         ------------      ------------
Deferred tax assets
  Net operating loss carryforwards       $  1,330,000      $  1,272,000
    Less valuation allowance               (1,330,000)       (1,272,000)
                                         ------------      ------------

    Net Deferred Tax Asset               $         --      $         --
                                         ============      ============

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $58,000 and $(1,025,000).

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


NOTE G - COMMON STOCK TRANSACTIONS

STOCK SPLIT

Effective August 9, 2010, Company's Board of Directors declared a 1-for-20 reverse split of the issued and outstanding shares of common stock. The reverse stock split was implemented by adjusting the stockholders' book entry accounts to reflect the number of shares held by each stockholder following the split. No fractional shares were issued in connection with the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of the Company's issued and outstanding shares of common stock from 136,089,746 to approximately 5,513,000.

The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

STOCK ISSUANCES

In January 2009, the Company issued an aggregate 2,118,506 shares of restricted, unregistered common stock (approximately 105,925 post-reverse split shares) in connection with the redemption of $1,550 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $568 which was classified as "interest expense" in the accompanying financial statements.

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares (approximately 195,122 post-reverse split shares) of the Company's common stock. This conversion was completed on April 12, 2010 with the delivery of the shares to LJII. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which will be classified as "interest expense" in the financial statements for the quarter ended June 30, 2010.

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

NOTE H - CONTINGENCIES

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       June 30, 2010 and December 31, 2009


NOTE H - CONTINGENCIES - CONTINUED

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

Under the terms of the Agreement, (I) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 pre-split shares of the Company's common stock held by Samson, 7,196,429 pre-split shares of the Company's common stock held by Ironman and 2,321,428 pre-split shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and others; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of X-Change; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by the Company for completion of an audit of the consolidated financial statements of the Company and AirGATE for the fiscal year ended December 31, 2008; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the balance of the Melissa Note.

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

On May 26, 2009, effective as of December 15, 2008, the Company issued 51,000,000 shares (approximately 2,550,000 post-reverse split shares) of its common stock to K & D Equity Investments, Inc. (K&D) , a Texas corporation, pursuant a Debt Assignment and the conversion features of the Convertible Promissory Note between the Company, AirGATE and Melissa CR 364, LTD. The issuance was originally approved by the Board in December 2008, but was not accepted by Melissa CR 364, LTD. and assigned to K & D until May 26, 2009. This issuance is reflected in the accompanying financial statements as of the effective date of the Board Action.

NOTE I - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through August 12, 2010 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company's common stock. A portion of the note balance and accrued, and unpaid, interest was converted to 51,000,000 pre-split shares (approximately 2,550,000 post-split shares) of the Company's common stock and the foreclosure proceeding was consummated on January 16, 2009. Due to the timing of this transaction, the foreclosure and related disposition of AirGATE is reflected in the accompanying financial statements as of December 31, 2008.

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

Under the terms of the Agreement, (I) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 pre-split shares of the Company's common stock held by Samson,
7,196,429  pre-split  shares of the  Company's  common stock held by Ironman and pre-split 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and its assigns; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of the Company; (iv) SIJ and Hanafan paid $75,000.00 to Melissa to defray costs to be incurred by Melissa on behalf of the Company for various general and administrative expenses; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the Melissa Note.

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

On March 11, 2010, we announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of the date of this filing, no activity has commenced in either subsidiary.

(3) RESULTS OF OPERATIONS

The Company had no separately earned revenue, except for nominal interest income, for either of the six or three month periods ended June 30, 2010 or 2009, respectively. All operating revenues through December 31, 2008 were earned in the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc.

General and administrative expenses for the six months ended June 30, 2010 and 2009 were approximately $65,000 and $1,300, respectively. The increase in the 2010 expenditures over the 2009 costs was due to the Company's effort to become and remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. During the 1st quarter of 2009, the Company was virtually dormant due to ongoing litigation and actions surrounding the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management has focused on having the Company remain current with its reporting obligations under the Securities Exchange Act of 1934, as amended.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $164,000 and $637,000 during the six months ended June 30, 2010 and 2009, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matures in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Due to the minimal expenditures in 2009, management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective six month periods ended June 30, 2010 and 2009 were $(0.04) and $(0.04) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split.

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

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010 and December 31, 2009, respectively, the Company had a working capital of approximately $(1,204,000) and $(1,071,000).

The Company's current business plan is to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, we formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of the date of this filing, no operations have commenced in either of these subsidiaries.

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

The Company's certificate of incorporation authorizes the issuance of up to 3,750,000 shares of preferred stock and 37,500,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing, The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

ITEM 2 - SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

Effective August 9, 2010, Company's Board of Directors declared a 1-for-20 reverse split of the issued and outstanding shares of common stock. The reverse stock split was implemented by adjusting the stockholders' book entry accounts to reflect the number of shares held by each stockholder following the split. No fractional shares were issued in connection with the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of the Company's issued and outstanding shares of common stock from 136,089,746 to approximately 5,513,000.

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

                                          THE X-CHANGE CORPORATION


Dated: August 12, 2010                    By: /s/ Haviland Wright
                                              ----------------------------------
                                              Haviland Wright
                                              Chairman, Chief Executive Officer,
                                              Acting Chief Financial Officer and
                                              Director