Form 10-Q
period 2010-09-30
X-CHANGE CORP
filed 2010-11-22
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 22, 2010: 5,513,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

               Form 10-Q for the Quarter ended September 30, 2010

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                              3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk       17

  Item 4 - Controls and Procedures                                          17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                17

  Item 2 - Sales of Equity Securities and Use of Proceeds                   17

  Item 3 - Defaults Upon Senior Securities                                  18

  Item 4 - (Removed and Reserved)                                           18

  Item 5 - Other Information                                                18

  Item 6 - Exhibits                                                         18

SIGNATURES                                                                  18

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2010 and December 31, 2009

                                                                          (Unaudited)            (Audited)
                                                                         September 30,          December 31,
                                                                             2010                   2009
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                               $         39           $      1,080
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                         39                  1,080
                                                                         ------------           ------------

OTHER ASSETS
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $29,333 and $21,332                               --                  8,001
                                                                         ------------           ------------

      TOTAL OTHER ASSETS                                                           --                  8,001
                                                                         ------------           ------------

TOTAL ASSETS                                                             $         39           $      9,081
                                                                         ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount             $    286,225           $    249,532
  Notes payable to shareholder                                                784,791                723,926
  Accounts payable - trade                                                     32,641                  1,245
  Accrued interest payable                                                    164,872                 97,134
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                             1,268,529              1,071,837
                                                                         ------------           ------------

      TOTAL LIABILITIES                                                     1,268,529              1,071,837
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
   3,750,000 shares authorized
   none issued and outstanding                                                     --                     --
  Common stock - $0.001 par value
   37,500,000 shares authorized
   5,513,000 and 5,317,878 shares issued and outstanding                        5,513                  5,318
  Additional paid-in capital                                               17,920,140             17,830,579
  Accumulated deficit                                                     (19,194,143)           (18,898,653)
                                                                         ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,268,490)            (1,062,756)
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $         39           $      9,081
                                                                         ============           ============

        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended September 30, 2010 and 2009

                                   (UNAUDITED)

                                                    Nine months     Nine months     Three months    Three months
                                                       ended           ended           ended           ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                        2010            2009            2010            2009
                                                     ----------      ----------      ----------      ----------
REVENUES - net of returns and allowances             $       --      $       --      $       --      $       --
COST OF SALES                                                --              --              --              --
                                                     ----------      ----------      ----------      ----------

GROSS PROFIT                                                 --              --              --              --
                                                     ----------      ----------      ----------      ----------
OPERATING EXPENSES
  General and administrative expenses                    93,302          14,988          28,762          13,712
                                                     ----------      ----------      ----------      ----------
     TOTAL OPERATING EXPENSES                            93,302          14,988          28,762          13,712
                                                     ----------      ----------      ----------      ----------

LOSS FROM OPERATIONS                                    (93,302)        (14,988)        (28,762)        (13,712)

OTHER INCOME (EXPENSE)
  Interest expense, including
   amortization of financing
   fees and note discounts                             (202,188)       (695,098)        (38,621)        (58,331)
  Gain on extinguishment of debt                             --         464,975              --              --
                                                     ----------      ----------      ----------      ----------
     TOTAL OTHER INCOME (EXPENSE)                      (202,188)       (230,123)        (38,621)        (58,331)
                                                     ----------      ----------      ----------      ----------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                     (295,490)       (245,111)        (67,383)        (72,043)

PROVISION FOR INCOME TAXES                                   --              --              --              --
                                                     ----------      ----------      ----------      ----------

LOSS FROM CONTINUING OPERATIONS                        (295,490)       (245,111)        (67,383)        (72,043)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss on disposition of discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-, respectively                               --         (33,500)             --              --
                                                     ----------      ----------      ----------      ----------

LOSS FROM DISCONTINUED OPERATIONS                            --         (33,500)             --              --
                                                     ----------      ----------      ----------      ----------

OTHER COMPREHENSIVE INCOME                                   --              --              --              --
                                                     ----------      ----------      ----------      ----------

COMPREHENSIVE LOSS                                   $ (295,490)     $ (278,611)     $  (67,383)     $  (72,043)
                                                     ==========      ==========      ==========      ==========
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
   From continuing operations                        $    (0.05)     $    (0.04)     $    (0.01)     $    (0.01)
   From discontinued operations                           (0.00)          (0.01)          (0.00)          (0.00)
                                                     ----------      ----------      ----------      ----------
       Total                                         $    (0.05)     $    (0.05)     $    (0.01)     $    (0.01)
                                                     ==========      ==========      ==========      ==========
Weighted-average number of shares
 of common stock outstanding                          5,452,963       5,312,644       5,513,000       5,317,878
                                                     ==========      ==========      ==========      ==========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2010 and 2009

                                   (UNAUDITED)

                                                                              Nine months          Nine months
                                                                                 ended               ended
                                                                              September 30,       September 30,
                                                                                  2010                2009
                                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $(295,490)          $(278,611)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                 76,694             501,444
     Gain on extinguishment of debt                                                    --            (464,975)
     Interest expense capitalized as principal                                         --             118,400
     Interest expense paid with common stock                                       57,756                 568
  Increase (Decrease) in
     Accounts payable and other                                                    31,396               1,245
     Accrued interest payable                                                      67,738              74,683
                                                                                ---------           ---------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (61,906)            (47,246)
                                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --                  --
                                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on related party notes payable                                     60,865              28,743
  Cash received on notes payable, net of fees paid                                     --                  --
                                                                                ---------           ---------
        NET CASH USED IN FINANCING ACTIVITIES                                      60,865              28,743
                                                                                ---------           ---------

DECREASE IN CASH                                                                   (1,041)            (18,503)

Cash at beginning of period                                                         1,080              18,503
                                                                                ---------           ---------

CASH AT END OF PERIOD                                                           $      39           $      --
                                                                                =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $      --           $      --
                                                                                =========           =========
  Income taxes paid for the period                                              $      --           $      --
                                                                                =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of Debenture Payable into Common Stock                             $  32,000           $   1,550
                                                                                =========           =========

        The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2010 and December 31, 2009

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

On March 11, 2010, the Company announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. On March 25, 2010, the Company formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of September 30, 2010, no activities have taken place in either subsidiary. On September 8, 2010, the Company abandoned this business plan.

On August 16, 2010, the Company announced the pending acquisition of IPTV World, a company based in Los Angeles with hosting facilities in the One Wilshire carrier hotel. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties

On September 8, 2010, the Company announced the pending acquisition of Genesis Key, Inc., based in Washington, DC. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties.

On September 20, 2010, the Company announced that the Company has signed an agreement to acquire Cybertel USA, Inc., based in Los Angeles, California, for $800,000 cash payable to the shareholders of Cybertel USA in exchange for 100% of the issued and outstanding stock of Cybertel USA, Inc. The closing of this transaction remains subject to the completion of appropriate due diligence by all parties.

On October 7, 2010, the Company announced that it was unable to conclude definitive agreements in all previously announced acquisitions of IPTV World, Genesis Key, Inc. and Cybertel USA and will not be acquiring these companies.

On October 7, 2010, the Company announced that it has signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. As of the date of this report, this transaction remains subject to the completion of all appropriate due diligence and has not closed. On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century's behalf.

                (Remainder of this page left blank intentionally)

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2010 and December 31, 2009

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

NOTE C - GOING CONCERN UNCERTAINTY

As of September 30, 2010, the Company has no operations, limited cash on hand, no operating assets and has significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's current business plan intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. Such combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2010 and December 31, 2009

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2010 and December 31, 2009

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

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2010 and December 31, 2009, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2010 and December 31, 2009

7. Income (Loss) per share - continued

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

     As of September 30, 2010 and 2009, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

8. New and Pending Accounting Pronouncements

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

NOTE E - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through September 30, 2010, South Beach or its affiliates have advanced an aggregate of approximately $116,600 against this note.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of nine months ended September 30, 2010 and 2009, respectively, are as follows:

                                Nine months         Nine months
                                  ended               ended
                               September 30,       September 30,
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
                                 =======             =======

As of September 30, 2010, the Company has a net operating loss carryforward(s) of approximately $4,000,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2010 and December 31, 2009

NOTE F - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the nine month periods ended September 30, 2010 and 2009, respectively, are as follows:

                                                              Nine months           Nine months
                                                                 ended                 ended
                                                              September 30,         September 30,
                                                                 2010                  2009
                                                              -----------           -----------
Statutory rate applied to income before income taxes          $  (100,000)          $   (95,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                    --
  Non-deductible conversion discounts                              23,000               171,000
  Gain on extinguishment of debt                                       --             1,019,000
  Other, including reserve for
   deferred tax asset and application
   of net operating loss carryforward                              77,000            (1,095,000)
                                                              -----------           -----------

Income tax expense                                            $        --           $        --
                                                              ===========           ===========

The Company's only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company's net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

                                                              September 30,         December 31,
                                                                 2010                  2009
                                                              -----------           -----------
Deferred tax assets
  Net operating loss carryforwards                            $ 1,349,000           $ 1,272,000
    Less valuation allowance                                   (1,349,000)           (1,272,000)
                                                              -----------           -----------

    Net Deferred Tax Asset                                    $        --           $        --
                                                              ===========           ===========

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $77,000 and $(1,025,000).

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2010 and December 31, 2009

NOTE G - COMMON STOCK TRANSACTIONS

Stock issuances - continued

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares (approximately 195,122 post-reverse split shares) of the Company's common stock. This conversion was completed on April 12, 2010 with the delivery of the shares to LJII. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which will be classified as "interest expense" in the financial statements for the quarter ended September 30, 2010.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    September 30, 2010 and December 31, 2009

NOTE H - CONTINGENCIES - CONTINUED

Under the terms of the Agreement, (I) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 pre-split shares of the Company's common stock held by Samson, 7,196,429 pre-split shares of the Company's common stock held by Ironman and 2,321,428 pre-split shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and others; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of X-Change; (iv) SIJ and Hanafan paid $75,000.00 to Melissa and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the balance of the Melissa Note.

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

NOTE I - SUBSEQUENT EVENTS

On October 7, 2010, the Company announced that it has signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). As of the date of this report, this transaction remains subject to the completion of all appropriate due diligence items and has not closed. On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century's behalf.

Management has evaluated all other activity of the Company through November 22, 2010 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", "aims" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Under the terms of the Agreement, (I) SIJ foreclosed on the assets of AirGATE, which had been security for the SIJ Notes; (ii) SIJ transferred and assigned 7,196,429 pre-split shares of the Company's common stock held by Samson, 7,196,429 pre-split shares of the Company's common stock held by Ironman and pre-split 2,321,428 shares of the Company's common stock held by John Thomas, comprising all of the shares of Company common stock owned by them, to Melissa and its assigns; (iii) SIJ cancelled the SIJ Notes, SIJ Guaranty, the Tranche A Warrants and the Tranche B Warrants issued in connection with the SIJ Notes, and any other security convertible or exchangeable into the common stock of the Company; (iv) SIJ and Hanafan paid $75,000.00 to Melissa; and (v) all the parties agree to mutual releases and confidentiality, except that Melissa did not release the Company from the Melissa Note.

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

(3) PLAN OF BUSINESS

On August 16, 2010, the Company announced the pending acquisition of IPTV World, a company based in Los Angeles with hosting facilities in the One Wilshire carrier hotel. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties

On September 8, 2010, the Company announced the pending acquisition of Genesis Key, Inc., based in Washington, DC. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties.

On September 20, 2010, the Company announced that the Company has signed an agreement to acquire Cybertel USA, Inc., based in Los Angeles, California, for $800,000 cash payable to the shareholders of Cybertel USA in exchange for 100% of the issued and outstanding stock of Cybertel USA, Inc. The closing of this transaction remains subject to the completion of appropriate due diligence by all parties.

On October 7, 2010, the Company announced that it was unable to conclude definitive agreements in all previously announced acquisitions of IPTV World, Genesis Key, Inc. and Cybertel USA and will not be acquiring these companies.

On October 7, 2010, the Company announced that it has signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. As of the date of this report, this transaction remains subject to the completion of all appropriate due diligence and has not closed. On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century's behalf.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 or 2009, respectively.

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were approximately $93,000 and 15,000, respectively. The increase in the 2010 expenditures over the 2009 costs was due to the Company's effort to become and remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. Since the 1st quarter of Calendar 2009, the Company has been virtually dormant due to the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management has focused on having the Company remain current with its reporting obligations under the Securities Exchange Act of 1934, as amended.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $77,000 and $695,000 during the nine months ended September 30, 2010 and 2009, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Due to the minimal expenditures in 2009, management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 were $(0.05) and $(0.05) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010 and December 31, 2009, respectively, the Company had a working capital of approximately $(1,268,000) and $(1,071,000).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers concluded that as of September 30, 2010, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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


Dated: November 22, 2010                  By: /s/ Haviland Wright
                                              ----------------------------------
                                              Haviland Wright
                                              Chairman, Chief Executive Officer,
                                              Acting Chief Financial Officer and
                                              Director