Form 10-K
period 2010-12-31
X-CHANGE CORP
filed 2011-01-18
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
--------------------------------------------------------------------------------
(Mark one)
[X] Annual  Report Under Section 13 or 15(d) of The  Securities  Exchange
    Act of 1934

    For the fiscal year ended December 31, 2010

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

                                 (972) 386-7350
                         (Registrant's Telephone Number)
--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12 (b) of the Act: None

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 12, 2011 was approximately $1,913,519 based upon 2,943,875 shares held by non-affiliates and a closing market price of $0.65 per share on January 12, 2011, as reported on www.bigcharts.com.

As of January 12, 2011, there were 16,341,291 shares of Common Stock issued and outstanding.

                            THE X-CHANGE CORPORATION

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Business                                                            3
Item 1A  Risk Factors                                                        6
Item 1B  Uncleared Staff Comments                                            6
Item 2   Properties                                                          6
Item 3   Legal Proceedings                                                   6
Item 4   Submission of Matters to a Vote of Security Holders                 6

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   7
Item 6   Selected Financial Data                                            10
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 7A  Quantitative and Qualitative Disclosures About Market Risk         14
Item 8   Financial Statements and Supplementary Data                        14
Item 9   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            14
Item 9A  Controls and Procedures                                            15
Item 9B  Other Information                                                  15

PART III

Item 10  Directors, Executive Officers and Corporate Governance             16
Item 11  Executive Compensation                                             19
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    19
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                       20
Item 14  Principal Accountant Fees and Services                             20

PART IV

Item 15  Exhibits and Financial Statement Schedules                         21

SIGNATURES                                                                  44

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

                                     PART I

ITEM 1 - BUSINESS

GENERAL

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, we had disposed of all assets and operations.

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

UNSUCCESSFUL BUSINESS ENDEAVORS

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

On March 11, 2010, we announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. In March 2010, the Company formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations - to conduct these proposed operations of a Latino-targeted media delivery service and a bilingual home shopping network.

On August 16, 2010, The X-Change Corporation (Company) announced the pending acquisition of IPTV World, a company based in Los Angeles with hosting facilities in the famous One Wilshire carrier hotel. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties

On September 8, 2010, in conjunction with the abandonment of the previously disclosed current business plan consisting of the development and implementation of a Latino-targeted media delivery service and a bilingual home shopping network, The X-Change Corporation (Company) announced the resignation of Fernando Gomez, Richard Steele, and Ron Vigdor from its Board of Directors and as officers of the Company.

On September 8, 2010, The X-Change Corporation (Company) announced the pending acquisition of Genesis Key, Inc. (Genesis Key), based in Washington, DC. This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties.

On September 20, 2010, The X-Change Corporation (Company) announced that the Company has signed an agreement to acquire Cybertel USA, Inc., based in Los Angeles, California, for $800,000 cash payable to the shareholders of Cybertel USA in exchange for 100% of the issued and outstanding stock of Cybertel USA, Inc. The closing of this transaction remains subject to the completion of appropriate due diligence by all parties.

On October 7, 2010, the Company announced that it was unable to conclude definitive agreements in all previously announced acquisitions of IPTV World, Genesis Key, Inc. and Cybertel USA and will not be acquiring these companies.

NEW PROSPECTIVE ACQUISITION

On October 7, 2010, The X-Change Corporation (Company) announced that it has signed an agreement to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. As of the date of this report, the Company has issued 1,000,000 shares of the Company's unregistered, restricted common stock to the stockholders of 21-Century Silicon in exchange for a technology license agreement and the exclusive right to acquire 100 percent of intellectual property owned by 21-Century Silicon, subject to the approval and assumption of certain outstanding 21-Century Silicon debt.

21-Century Silicon's technology was developed in 2005 by Dr. H. Bruce Li, and 21-Century Silicon was formed in 2006. To date, 21-Century Silicon has received in excess of $5 million in research and development capital. 21-Century Silicon (www.21-centurysilicon.com) manufactures high-purity silicon for the photovoltaics/solar-energy industry. The company's core manufacturing technology is based upon a proprietary furnace design that achieves solar-grade polysilicon manufacturing at half the cost of conventional methods. Combined with its patent-pending methods, 21-Century Silicon's manufacturing process is a believed to be a revolution within the industry and should position the company as a major player within the solar energy supply chain.

Known in the industry as 6N Silicon, the company's product meets the specifications of photovoltaic supply companies. In contrast to its competition, the company manufactures silicon at a low cost, with minimal production time, and with virtually no environmental hazards. 21-Century is focused on meeting the supply needs of the solar industry while maintaining its environmentally friendly manufacturing process.

On December 27, 2010, the Company changed the corporate name of Commerce Services, Inc. to PolySilicon, Inc. to conduct the business activities related to the acquisition of any intellectual property of 21-Century Silicon, Inc. PolySilicon, Inc. (formerly Commerce Services, Inc.) had no history of operations or other economic activity since its formation on March 24, 2010.

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

It is likely that the Company will not establish an office until it has completed a business acquisition transaction or otherwise commences the operations of a business activity; however, it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4 - [REMOVED AND RESERVED]

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the NASDAQ OTC Bulletin Board, under the trading symbol "XCHC." As of January 12, 2011, there were approximately 142 registered holders of record of the common stock. The following table sets forth the range of the high and low bid prices per share of our common stock as reported on www.bigcharts.com during the last two calendar years for the period indicated.

                                                            High           Low
                                                            ----           ---
Year ended December 31, 2009
   Quarter ended March 31                                   $0.002        $0.001
   Quarter ended June 30                                    $0.013        $0.001
   Quarter ended September 30                               $0.09         $0.01
   Quarter ended December 31                                $0.06         $0.01

Year ended December 31, 2010
(as adjusted for the September 2010 reverse stock split)
   Quarter ended March 31                                   $0.184        $0.78
   Quarter ended June 30                                    $0.32         $1.58
   Quarter ended September 30                               $0.05         $1.00
   Quarter ended December 31                                $0.441        $1.00

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

In March 2010, the Company issued an aggregate 3,902,439 shares of restricted, unregistered common stock in connection with the redemption of $32,000 in convertible debenture debt. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which will be classified as "interest expense" in the financial statements for the quarter ended March 31, 2010.
In September 2010 and December 2010, the Company issued an aggregate 9,797,416 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $50,000 on the aforementioned line of credit and approximately $146,000 in accumulated accrued interest on both the AirGATE and line of credit notes. As the valuation of the conversion as stated in the separate note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $4,950,000 which was classified as "interest expense" in the accompanying financial statements.

In December 2010, the Company issued 1,000,000 shares of restricted, unregistered post-reverse split shares, valued at approximately $530,000 which was equal to the closing quotation of the Company's securities on the transaction date, to 21-Century Silicon, Inc. (a Texas corporation) to license the use of 21-Century Silicon's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century Silicon. This transaction remains subject to the completion of all appropriate due diligence and has not closed.

COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 15,819,352 and 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share as of December 31, 2010 and 2009, respectively.

                                                    Number of           Weighted
                                                     Warrant             Average
                                                     Shares               Price
                                                     ------               -----
Balance at January 1, 2009                          46,033,638           $ 0.36
  Issued                                                    --               --
  Exercised                                                 --               --
  Surrendered at debt cancellation                 (30,214,286)          $ 0.22
  Expired                                                   --               --
                                                   -----------
Balance at December 31, 2009                        15,819,352           $ 0.63
  Issued                                                    --               --
  Exercised                                                 --               --
  Expired                                                   --               --
                                                   -----------
Balance at December 31, 2010                        15,819,352           $ 0.63
                                                   ===========

As of December 31, 2010, the warrants break down as follows:

                                                                      exercise
                                                    # warrants         price
                                                    ----------         -----
                                                     3,404,000        $ 0.07
                                                       630,000        $ 0.20
                                                       200,000        $ 0.40
                                                     3,860,351        $ 0.60
                                                     3,725,001        $ 0.84
                                                     4,000,000        $ 1.00
                                                    ----------
                                                    15,819,352        $ 0.63
                                                    ==========

                                                    # warrants      expiring in
                                                    ----------      -----------
                                                     4,000,000          2010 (*)
                                                       569,350          2011
                                                     7,650,002          2012
                                                       630,000          2017
                                                     2,970,000          2018
                                                    ----------
                                                    15,819,352
                                                    ==========

(*) - The warrants expiring in 2010 are an integral component of the LJII financing as previously discussed. As the debenture remains unpaid and LJII is continuing, with the Company's approval, to convert the debenture into common stock and exercise warrants, they are considered to remain outstanding at December 31, 2010.

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

REPURCHASES OF EQUITY SECURITIES

We did not purchase any of our equity securities during 2010 and 2009.

EQUITY COMPENSATION

During 2010 and 2009, respectively, we did not issue any shares of our common stock to consultants. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

During 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan allowing for stock options to be issued to employees, directors and consultants of up to 6,000,000 shares in the aggregate. The Plan was not presented to nor approved by a vote of the Company's stockholders and provides for the issuance of incentive stock options and non-statutory options for common stock to the Company's employees, directors and consultants. The exercise price of each option may not be less than the trading price of the Company's stock on the date of the option grant. The options generally vest over a four year period and have a maximum term of ten years. Upon the 2008 foreclosure on our operating subsidiary, AirGATE, all outstanding stock options were cancelled. No options were exercised from their initial issuance through the December 31, 2008 effective disposition of this subsidiary.

COMMON STOCK

Our authorized capital stock consists of 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 3,750,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

PROVISIONS HAVING A POSSIBLE ANTI-TAKEOVER EFFECT

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 3,750,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

PREFERRED STOCK

The Company is authorized to issue up to a total of 3,750,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors has designated 250,000 shares as "Series A Convertible Preferred Stock".

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

As of December 31, 2010 and 2009, respectively, there were no shares of preferred stock issued and outstanding.

RESTRICTED SECURITIES

As of December 31, 2010, per our stock transfer agent, we had approximately 13,994,718 shares of common stock which may be considered to meet the definition and requirements of "restricted securities" as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

(2) GENERAL

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, we had disposed of all assets and operations of any previous business endeavor.

(3) RESULTS OF OPERATIONS

The Company had no revenue, except for nominal interest income, for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $127,000 and $41,000, respectively. The increase in 2010 expenditures relate, principally, to the Company's attempts to find a suitable business combination partner as well as increases in adminstrative costs and professional and consulting fees related to the maintenance of the corporate entity and the Company's continued compliance with the requirements of the Securities Exchange Act of 1934.

The Company recognized aggregate interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $5,176,000 and $744,000 during each of the years ended December 31, 2010 and 2009, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s). As of this filing, La Jolla Cove Investors has not made a demand for payment on the matured debenture and, subsequent to year-end, has advanced additional monies to the Company to facilitate the development of the pending 21-Century Silicon transaction.

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

Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(4) PLAN OF BUSINESS

On October 7, 2010, The X-Change Corporation (Company) announced that it has signed an agreement to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. As of the date of this report, the Company has issued 1,000,000 shares of the Company's unregistered, restricted common stock to the stockholders of 21-Century Silicon in exchange for a technology license agreement and the exclusive right to acquire 100 percent of intellectual property owned by 21-Century Silicon, subject to the approval and assumption of certain outstanding 21-Century Silicon debt.

21-Century Silicon's technology was developed in 2005 by Dr. H. Bruce Li, and 21-Century Silicon was formed in 2006. To date, 21-Century Silicon has received an aggregate approximate $9 million in research and development capital. 21-Century Silicon (www.21-centurysilicon.com) manufactures high-purity silicon for the photovoltaics/solar-energy industry. The company's core manufacturing technology is based upon a proprietary furnace design that achieves solar-grade polysilicon manufacturing at half the cost of conventional methods. Combined with its patent-pending methods, 21-Century Silicon's manufacturing process is a believed to be a revolution within the industry and should position the company as a major player within the solar energy supply chain.

Known in the industry as 6N Silicon, the company's product meets the specifications of photovoltaic supply companies. In contrast to its competition, the company manufactures silicon at a low cost, with minimal production time, and with virtually no environmental hazards. 21-Century is focused on meeting the supply needs of the solar industry while maintaining its environmentally friendly manufacturing process.

(5) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 and 2009, respectively, the Company had a working capital of approximately $(1,137,000) and $(1,071,000).

Our current business plan will require additional capital; however, our management team has identified the potential future needs related to the 21-Century transaction; however, has not been able to predict the availability of additional capital with any appropriate degree of accuracy at this time. However, there is no assurance that we will be successful in the development or operation of the business ventures we anticipate developing.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the
Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a business combination transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

ITEM 9B - OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers serving the Company are as follows:

     Name                     Age               Position Held and Tenure
     ----                     ---               ------------------------

Haviland Wright               62              President, Chief Executive Officer
                                              Acting Chief Financial Officer
                                              and Director

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our inquiries and absence of any copies received by us and/or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2010 that all eligible persons were not in compliance with the requirements of Section 16(a).

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

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Non-qualified
                                                                     Incentive     Deferred        All
 Name and                                                              Plan         Compen-       Other
 Principal                                      Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)    Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------    --------   ---------   ---------  ---------    -----------   ---------  ---------
Haviland Wright 2010   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
President, CEO  2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

R. Wayne Duke   2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
Former CEO      2008   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

As of December 31, 2010, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

                                       Number of shares      Number of shares    Beneficial      Percent
     Name and address                   directly owned       indirectly owned     ownership      of class
     ----------------                   --------------       ----------------     ---------      --------

Melissa CR 364 LTD (3)                    8,847,864                --             8,847,864       54.14%
K&D Equity Investment, Inc. (3)           2,550,000                --             2,550,000       15.60%
21-Century Silicon, Inc. (4)              1,000,000                --             1,000,000        6.12%
South Beach Live, Inc. (3)                  999,552                --               999,552        6.12%

Officers and Directors as a group (5)           -0-                --                 -0-          0.00%

----------
(1) On January 12, 2011, there were 16,341,291 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(2) In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 16,341,291 shares of common stock outstanding on January 12, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities (approximately 2,862,250 shares on the exercise of the LaJolla outstanding warrants and approximately 6,118,545 shares to be issued if there was total conversion of the LaJolla debenture at January 12, 2011, the date of the last debenture conversion notice) - approximately 8,980,795 beneficial shares in total. As the Company's common stock is trading below $0.30 per share, LaJolla is not required to convert, nor is the Company obligated to accept any conversion notice. Accordingly, neither the numerator nor the denominator includes the La Jolla shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities in existence as of the date of this filing.
(3) The contact address for the listed stockholder is 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243.
(4) The contact address for the listed stockholder is 15851 Dallas Parkway, Suite 600, Dallas, Texas 75001
(5) Our current sole officer and director does not own any of our equity securities.

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

DIRECTOR INDEPENDENCE

Pursuant to the Company's current structure of having a sole director, who is also the Company's sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA or KBA Group, LLP:

                                            Year ended              Year ended
                                            December 31,            December 31,
                                               2010                    2009
                                             --------                --------
1.  Audit fees
      SWH                                    $ 27,138                $ 12,500
      KBA                                          --                  15,000
2.  Audit-related fees                             --                      --
3.  Tax fees                                       --                      --
4.  All other fees                                 --                      --
                                             --------                --------
    Totals                                   $ 27,138                $ 27,500
                                             ========                ========

----------
1. Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by KBA Group LLP, our former independent accountants, or S. W. Hatfield, CPA, our current independent auditors, in connection with statutory and regulatory filings or engagements.
2. Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.
3. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We have considered whether the provision of any non-audit services, currently, in the past or in the future, is compatible with either KBA Group, LLC or S. W. Hatfield, CPA maintaining their respective independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Neither KBA Group, LLC or S. W. Hatfield, CPA charged the Company any fees for financial information system design and implementation fees.

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

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

21.1     List of subsidiaries
31.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                            THE X-CHANGE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM           F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
      as of December 31, 2010 and 2009                                      F-4

   Consolidated Statements of Operations and Comprehensive Loss
      for the years ended December 31, 2010 and 2009                        F-5

   Consolidated Statement of Changes in Stockholders' Equity (Deficit)
      for the years ended December 31, 2010 and 2009                        F-6

   Consolidated Statements of Cash Flows
      for the years ended December 31 2010 and 2009                         F-7

   Notes to Consolidated Financial Statements                               F-8

                        LETTERHEAD OF S. W. HATFIELD, CPA


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying consolidated balance sheets of The X-Change Corporation (a Nevada corporation) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for each of the years ended December 31, 2010 and 2009, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of The X-Change Corporation as of December 31, 2008 and the consolidated results of its operations and cash flows for each of the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has no operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                             /s/ S. W. Hatfield, CPA
                                             -------------------------------
                                             S. W. HATFIELD, CPA
Dallas, Texas
January 14, 2011

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2010 and 2009

                                                                      December 31,           December 31,
                                                                          2010                   2009
                                                                      ------------           ------------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $      1,080
  Note receivable                                                           40,714                     --
  Interest receivable                                                          546                     --
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                  41,260                  1,080
                                                                      ------------           ------------
OTHER ASSETS
  License agreement                                                        530,000                     --
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $29,333 and $21,332                            --                  8,001
                                                                      ------------           ------------
      TOTAL OTHER ASSETS                                                   530,000                  8,001
                                                                      ------------           ------------

TOTAL ASSETS                                                          $    571,260           $      9,081
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    286,225           $    249,532
  Convertible notes payable, net of unamortized discount                        --                     --
  Notes payable to shareholder                                             837,490                723,926
  Accounts payable - trade                                                   4,570                  1,245
  Accrued interest payable                                                  50,072                 97,134
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          1,178,357              1,071,837
                                                                      ------------           ------------

     TOTAL LIABILITIES                                                   1,178,357              1,071,837
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
    3,750,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    37,500,000 shares authorized
    16,309,916 and 5,317,378 shares
    issued and outstanding                                                  16,310                  5,317
  Additional paid-in capital                                            23,579,289             17,830,580
  Accumulated deficit                                                  (24,202,696)           (18,898,653)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                         (607,097)            (1,062,756)
                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    571,260           $      9,081
                                                                      ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2010 and 2009

                                                             Year ended             Year ended
                                                             December 31,           December 31,
                                                                 2010                   2009
                                                             ------------           ------------
REVENUES - net of returns and allowances                     $         --           $         --
COST OF SALES                                                          --                     --
                                                             ------------           ------------

GROSS PROFIT                                                           --                     --
                                                             ------------           ------------
OPERATING EXPENSES
  General and administrative expenses                             127,417                 40,852
                                                             ------------           ------------
      TOTAL OPERATING EXPENSES                                    127,417                 40,852
                                                             ------------           ------------

LOSS FROM OPERATIONS                                             (127,417)               (40,852)

OTHER INCOME (EXPENSE)
  Interest income                                                     546                     --
  Interest expense                                             (5,100,478)              (211,503)
  Amortization of financing fees and note discounts               (76,694)              (532,445)
  Gain on forgiveness of debt                                          --                464,975
     TOTAL OTHER INCOME (EXPENSE)                              (5,176,626)              (278,973)
                                                             ------------           ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                             (5,304,043)              (319,825)

PROVISION FOR INCOME TAXES                                             --                     --
                                                             ------------           ------------
LOSS FROM CONTINUING OPERATIONS                                (5,304,043)              (319,825)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
  Loss from discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-,  respectively                                        --                     --
  Loss on disposition of discontinued operations,
   net of provision for income taxes of
   $-0- and $-0-, respectively                                         --                (33,500)
                                                             ------------           ------------
LOSS FROM DISCONTINUED OPERATIONS                                      --                (33,500)
                                                             ------------           ------------

OTHER COMPREHENSIVE INCOME                                             --                     --
                                                             ------------           ------------

COMPREHENSIVE LOSS                                           $ (5,304,043)          $   (353,325)
                                                             ============           ============

Netloss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted
   From continuing operations                                $      (0.83)          $      (0.07)
   From discontinued operations                                     (0.00)                 (0.00)
                                                             ------------           ------------
      Total                                                  $      (0.83)          $      (0.07)
                                                             ============           ============
Weighted-average number of shares
 of common stock outstanding                                    6,403,235              5,312,950
                                                             ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2010 and 2009

                                                   Common Stock            Additional
                                               ---------------------        paid-in       Accumulated
                                               Shares         Amount        capital         deficit          Total
                                               ------         ------        -------         -------          -----
BALANCES AT JANUARY 1, 2009                 104,108,673      $104,109     $17,729,670    $(18,545,328)   $  (711,549)

Effect of August 9, 2010 1 for 20
 reverse split                              (98,902,726)      (98,903)         98,903              --             --
                                            -----------      --------     -----------    ------------    -----------
BALANCES AT JANUARY 1, 2009,
   AS ADJUSTED                                5,205,947         5,206      17,828,573     (18,545,328)      (711,549)

Common stock issued for
 Debenture conversion                           105,925           106           2,012              --          2,118

Balancing of issued and outstanding
 stock to transfer agent and historical
 corporate records                                5,506             5              (5)             --             --

Net loss for the year                                --            --              --        (353,325)      (353,325)
                                            -----------      --------     -----------    ------------    -----------

BALANCES AT DECEMBER 31, 2009                 5,317,378         5,317      17,830,580     (18,898,653)    (1,062,756)

Common stock issued for
 Debenture conversion                           195,122           195          31,805              --         32,000
 Effect of issuance at
 less than "fair value"                              --            --          57,756              --         57,756
Payment of note principal
 and accrued interest                         9,797,416         9,798         186,150              --        195,948
Effect of issuance at
 less than "fair value"                              --            --       4,943,998              --      4,943,998
Acquisition of License Agreement              1,000,000         1,000         529,000              --        530,000

Net loss for the year                                --            --              --      (5,304,043)    (5,304,043)
                                            -----------      --------     -----------    ------------    -----------

BALANCES AT DECEMBER 31, 2010                16,309,916      $ 16,310     $23,579,289    $(24,202,696)   $  (607,097)
                                            ===========      ========     ===========    ============    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2010 and 2009

                                                                            Year ended             Year ended
                                                                            December 31,           December 31,
                                                                                2010                   2009
                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                     $ (5,304,043)          $   (353,325)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                76,694                532,443
     Gain on forgiveness of debt                                                      --               (464,975)
     Effect of issuance of common stock
      at less than "fair value"                                                5,001,754                     --
     Interest expense capitalized as principal                                        --                118,400
     Interest expense paid with common stock                                          --                    568
  (Increase) Decrease in
     Interest receivable                                                            (546)                    --
     Deferred financing fees and other prepaid expenses                               --                     --
  Increase (Decrease) in
     Accounts payable - trade                                                      3,325                  1,245
     Accrued interest payable                                                     98,724                 92,534
                                                                            ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (124,092)               (73,110)
                                                                            ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advanced on note receivable                                               (40,714)                    --
                                                                            ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                            (40,714)                    --
                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash paid on related party notes payable                                       163,726                 55,687
                                                                            ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                                            163,726                 55,687
                                                                            ------------           ------------

INCREASE (DECREASE) IN CASH                                                       (1,080)               (17,423)

Cash at beginning of period                                                        1,080                 18,503
                                                                            ------------           ------------

CASH AT END OF PERIOD                                                       $         --           $      1,080
                                                                            ============           ============

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                              $         --           $         --
                                                                            ============           ============
  Income taxes paid for the period                                          $         --           $         --
                                                                            ============           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Convertible debenture converted to common stock                           $     32,000           $      1,550
                                                                            ============           ============
  Note payable and accrued interest payable
   to related party converted to common stock                               $    195,948           $         --
                                                                            ============           ============
  Common stock issued for license agreement                                 $    530,000           $         --
                                                                            ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

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

On March 11, 2010, the Company announced a change in our strategic direction and business plan to focus on offering multimedia and e-commerce to the diverse and growing Hispanic markets within the United States and in other countries. The Company anticipates having two distinct divisions and operating each within a wholly-owned operating subsidiary corporation consisting of a Latino-targeted media delivery service and a bilingual home shopping network. In March 2010, the Company formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct these operations. As of September 30, 2010, no activities have taken place in either subsidiary. On September 8, 2010, the Company abandoned this business plan. No economic activity was conducted or recognized related to this business plan between March 11 and September 8.

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

On October 7, 2010, the Company announced that it has signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century Silicon). The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. As of the date of this report, the Company has issued 1,000,000 shares of restricted, unregistered common stock to license 21-Century Silicon's technology and to secure an exclusive right to negotiate to acquire certain intellectual property. This transaction remains subject to the completion of all appropriate due diligence and has not closed. On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century's behalf.

On December 27, 2010, the Company changed the corporate name of Commerce Services, Inc. to PolySilicon, Inc, to conduct the business activities related to the acquisition of any intellectual property from 21-Century Silicon. PolySilicon had no history of operations or other economic activity since its formation on March 24, 2010

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

These financial statements reflect the books and records of the Company as of and for years ended December 31, 2010 and 2009, respectively.

NOTE C - GOING CONCERN UNCERTAINTY

As of December 31, 2010 and 2009, respectively, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's  current  business plan is to focus on acquiring the  intellectual
property  owned  by  21-Century   Silicon  and  engage  in  the  manufacture  of
high-purity silicon for the photovoltaics/solar-energy industry.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8. Income taxes - continued

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

     As of December 31, 2010 and 2009,  and  subsequent  thereto,  the Company's
     outstanding  stock  options,   warrants,  and  convertible  debentures  are
     considered to be anti-dilutive due to the Company's net operating loss.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE F - CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject us to a concentration of risk, include cash and, in prior periods, accounts receivable. The customers of our former subsidiary, AirGATE, were based in the United States and we were not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the years ended December 31, 2010 and 2009, and subsequent thereto, respectively, the Company may have, from time-to-time, had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

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

In December 2008, Melissa Ltd. began foreclosure proceedings against its collateral, which included 100% of the Company's holdings in AirGATE, and the right to convert the Melissa Note into restricted, unregistered shares of the Company's common stock. The foreclosure proceeding was consummated on January 16, 2009 and the Company's holdings in AirGATE were forfeited. As the foreclosure was in progress at December 31, 2008 and the ultimate outcome of the action was complete within a determinable period prior to the release of the Company's financial statements; the effect of this foreclosure was reflected in the accompanying financial statements as of December 31, 2008.

Since December 31, 2008, the Company has no significant assets or operations.



                (Remainder of this page left blank intentionally)

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE H - DEFERRED COSTS

During Calendar 2008 and prior periods, significant costs were incurred in arranging and placement of various debt financings. The amounts recorded include commissions, underwriter fees, legal fees and an estimated value of warrants issued for services rendered in connection with debt issuances. The valuation techniques used in applying the warrant valuation provisions are sensitive to certain assumptions and parameters used including the volatility and liquidity of the Company's stock. The Black Scholes option valuation model used in this process was developed for use in estimating the fair value of trading options that have no vesting restrictions and are fully transferable. Because the warrants issued have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the warrant valuations do not necessarily provide a reliable single measure of their fair value. Aggregate net debt issuance costs of approximately $76,694 and $914,880 remained capitalized as of December 31, 2010 and 2009, respectively, inclusive of approximately $68,693 and $531,599 relating to warrants issued in connection with debt.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE I - DEBT FINANCING ARRANGEMENTS - CONTINUED

MELISSA NOTE - CONTINUED

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

As of December 31, 2010 and 2009, respectively, the outstanding balance on the Melissa Note is approximately $668,239, inclusive of capitalized accrued interest through December 31, 2008. As of December 31, 2009, the Company has accrued interest payable of approximately $71,000 on this note. Interest will continue to accrue at 10% per annum subsequent thereto.

SOUTH BEACH LIVE, LTD. NOTE

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through December 31, 2010 and 2009, respectively, an aggregate of approximately $169,250 and $56,000 has been advanced against this note.

LCII DEBENTURES

During the quarter ending September 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("LCII") providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6-1/4% until converted or the expiration of their three year term. The respective debentures matured in August 2010; however, in the absence of a formal extension agreement, both parties have agreed to stay the maturity and allow future conversions and warrant exercises to occur.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE I - DEBT FINANCING ARRANGEMENTS

LCII DEBENTURES - CONTINUED

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

At December 31, 2010 and 2009, respectively, the outstanding principal amount of convertible debentures totaled approximately $286,225 and $318,225.

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

The obligations of the Company under the Tranche A & B Notes were secured by a lien on and security interest in all of AirGATE Technology Inc.'s assets.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

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

The following assumptions were used in these calculations

                                                     Tranche A         Tranche B
                                                        2007              2008
                                                        ----              ----
     Discount rate                                      3.28%             3.10%
     Volatility                                        154.0%            162.0%
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

As a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled and and all financial obligations of the Company, which approximated $3.96 million, including accrued but unpaid interest); and terminated their rights under the various warrant and guaranty agreements. The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations. To the extent that the cancellation of these debts constitutes a taxable event, the Company's net operating loss carry-forward is anticipated to compensate for any taxes due from this event.

At December 31, 2010 and 2009, the principal amount of these convertible debentures outstanding totaled $-0- and $-0-, respectively.

The Company incurred debt issuance costs in connection with the SIJ Financing which were recorded at approximately $489,881 and $579,315 during Calendar 2008 and 2007, respectively, including the value of warrants issued in connection with debt placement.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2010 and 2009

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009, respectively, are as follows:

                                       Year ended               Year ended
                                       December 31,             December 31,
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
                                         =======                  =======

The Company has a cumulative net operating loss carryforward of approximately $4,000,000 as of December 31, 2010 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                  Year ended            Year ended
                                                                  December 31,          December 31,
                                                                     2010                  2009
                                                                  -----------           -----------
Statutory rate applied to loss before income taxes                $(1,803,000)          $  (120,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                       --                    --
  Nondeductible charge for stock issued
   at less than "fair value"                                        1,701,000                    --
  Amortization of nondeductible debt discount                          23,000               160,000
  Stock based compensation                                                 --                    --
  Tax basis gain on forgiveness of debt                                    --             1,019,000
  Other, including use of net operating loss
   carryforward and reserve for deferred tax asset                     79,000            (1,059,000)
                                                                  -----------           -----------

       Income tax expense                                         $        --           $        --
                                                                  ===========           ===========



                (Remainder of this page left blank intentionally)

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

NOTE J - INCOME TAXES - CONTINUED

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2010 and 2009, respectively:

                                           December 31,           December 31,
                                               2010                   2009
                                           ------------           ------------
Deferred tax assets
  Net operating loss carryforwards         $  1,360,000           $  1,272,000
  Debt discount amortization                    657,000                634,000
  Other                                              --                     --
                                           ------------           ------------

                                              2,017,000              1,906,000
  Less valuation allowance                   (2,017,000)            (1,906,000)
                                           ------------           ------------

Net Deferred Tax Asset                     $         --           $         --
                                           ============           ============

During the years ended December 31, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $111,000 and $(365,000), respectively.

NOTE K - PREFERRED STOCK

The Company is authorized to issue up to a total of 3,750,000 shares of $0.001 par value Preferred Stock. The Company's Board of Directors has designated 250,000 shares as "Series A Convertible Preferred Stock".

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

As of December 31, 2010 and 2009, respectively, there were no shares of preferred stock issued and outstanding.

NOTE L - COMMON STOCK

REVERSE STOCK SPLIT

Effective August 9, 2010, Company's Board of Directors declared a 1-for-20 reverse split of the issued and outstanding shares of common stock. The reverse stock split was implemented by adjusting the stockholders' book entry accounts to reflect the number of shares held by each stockholder following the split. No fractional shares were issued in connection with the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of the Company's issued and outstanding shares of common stock on this date from 136,089,746 to approximately 5,513,000.

The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

NOTE G - COMMON STOCK TRANSACTIONS

STOCK ISSUANCES - CONTINUED

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

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares (approximately 195,122 post-reverse split shares) of the Company's common stock. This conversion was completed on April 12, 2010 with the delivery of the shares to LJII. As the conversion price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which was classified as "interest expense" in the accompanying financial statements.

In September 2010 and December 2010, the Company issued an aggregate 9,797,416 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $50,000 on the aforementioned line of credit and approximately $146,000 in accumulated accrued interest on both the AirGATE and line of credit notes. As the valuation of the conversion as stated in the separate note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $4,950,000 which was classified as "interest expense" in the accompanying financial statements.

In December 2010, the Company issued 1,000,000 shares of restricted, unregistered post-reverse split shares, valued at approximately $530,000 which was equal to the closing quotation of the Company's securities on the transaction date, to 21-Century Silicon, Inc. (a Texas corporation) to license the use of 21-Century Silicon's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century Silicon. This transaction remains subject to the completion of all appropriate due diligence and has not closed.

NOTE M - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 15,819,352 and 46,033,638 warrants to purchase an equivalent number of shares of common stock at prices between $0.07 and $1.00 per share as of December 31, 2010 and 2009, respectively.

                                                    Number of           Weighted
                                                     Warrant             Average
                                                     Shares               Price
                                                     ------               -----
Balance at January 1, 2009                          46,033,638           $ 0.36
  Issued                                                    --               --
  Exercised                                                 --               --
  Surrendered at debt cancellation                 (30,214,286)          $ 0.22
  Expired                                                   --               --
                                                   -----------
Balance at December 31, 2009                        15,819,352           $ 0.63
  Issued                                                    --               --
  Exercised                                                 --               --
  Expired                                                   --               --
                                                   -----------
Balance at December 31, 2010                        15,819,352           $ 0.63
                                                   ===========

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2010 and 2009

As of December 31, 2010, the warrants break down as follows:

                                                                      exercise
                                                    # warrants         price
                                                    ----------         -----
                                                     3,404,000        $ 0.07
                                                       630,000        $ 0.20
                                                       200,000        $ 0.40
                                                     3,860,351        $ 0.60
                                                     3,725,001        $ 0.84
                                                     4,000,000        $ 1.00
                                                    ----------
                                                    15,819,352        $ 0.63
                                                    ==========

                                                    # warrants      expiring in
                                                    ----------      -----------

                                                     4,000,000          2010 (*)
                                                       569,350          2011
                                                     7,650,002          2012
                                                       630,000          2017
                                                     2,970,000          2018
                                                    ----------
                                                    15,819,352
                                                    ==========

(*) - The warrants expiring in 2010 are an integral component of the LJII financing as previously discussed. As the debenture remains unpaid and LJII is continuing, with the Company's approval, to convert the debenture into common stock and exercise warrants, they are considered to remain outstanding at and subsequent to December 31, 2010.

NOTE N - SUBSEQUENT EVENTS

On January 4, 2011, LJII, with the Company's approval, converted $1,000 of the outstanding debenture balance into 21,375 post-reverse split shares of common stock and concurrently exercised 10,000 warrants for 10,000 shares of restricted, unregistered post-reverse split shares at a price of $1.00 each for gross proceeds of $10,000.

Management has evaluated all activity of the Company through January 14, 2011 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.


                (Remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE X-CHANGE CORPORATION


Dated: January 14, 2011                      /s/ Haviland Wright
       ----------------                      -----------------------------------
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

Dated: January 14, 2011                      /s/ Haviland Wright
       ----------------                      -----------------------------------
                                                                 Haviland Wright
                                              President, Chief Executive Officer
                                                  Acting Chief Financial Officer
                                                                    and Director