Form 10-Q
period 2011-03-31
X-CHANGE CORP
filed 2011-05-16
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2011

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2011: 15,341,291

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                 Form 10-Q for the Quarter ended March 31, 2011

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    The X-Change Corporation and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2011 and December 31, 2010

                                                                      (Unaudited)             (Audited)
                                                                        March 31,            December 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                 40,714
  Interest receivable                                                           --                    546
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                 41,260
                                                                      ------------           ------------
OTHER ASSETS
  License agreement                                                             --                530,000
                                                                      ------------           ------------

      TOTAL OTHER ASSETS                                                        --                530,000
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $         --           $    571,260
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    286,225
  Notes payable to shareholder                                             861,407                837,490
  Accounts payable - trade                                                  12,285                  4,570
  Accrued interest payable                                                  71,464                 50,072
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                          1,230,381              1,178,357
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,230,381              1,178,357
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    15,341,291 and 16,309,916 shares
    issued and outstanding                                                  15,341                 16,310
  Additional paid-in capital                                            23,072,221             23,579,289
  Accumulated deficit                                                  (24,317,943)           (24,202,696)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,230,381)              (607,097)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --           $    571,260
                                                                      ============           ============

         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2011 and 2010

                                   (Unaudited)

                                                  Three months           Three months
                                                     ended                  ended
                                                    March 31,              March 31,
                                                      2011                   2010
                                                  ------------           ------------
REVENUES - net of returns and allowances          $         --           $         --
COST OF SALES                                               --                     --
                                                  ------------           ------------

GROSS PROFIT                                                --                     --
                                                  ------------           ------------

OPERATING EXPENSES
  General and administrative expenses                   37,560                 19,646
                                                  ------------           ------------
      TOTAL OPERATING EXPENSES                          37,560                 19,646
                                                  ------------           ------------

LOSS FROM OPERATIONS                                   (37,560)               (19,646)

OTHER INCOME (EXPENSE)
  Interest expense                                     (36,425)              (109,451)
  Impairment of non-operating assets
   acquired in note foreclosure                        (41,260)                    --
                                                  ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                     (77,685)              (109,451)
                                                  ------------           ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                           (115,247)              (129,097)

PROVISION FOR INCOME TAXES                                  --                     --
                                                  ------------           ------------

NET LOSS                                              (115,247)              (129,097)

OTHER COMPREHENSIVE INCOME                                  --                     --
                                                  ------------           ------------

COMPREHENSIVE LOSS                                $   (115,247)          $   (129,097)
                                                  ============           ============

Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted            $      (0.01)          $      (0.02)
                                                  ============           ============
Weighted-average number of shares
 of common stock outstanding                        15,639,548              5,329,874
                                                  ============           ============


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2011 and 2010

                                   (Unaudited)

                                                                            Three months         Three months
                                                                               ended                ended
                                                                              March 31,            March 31,
                                                                                2011                 2010
                                                                             ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                      $ (115,247)          $ (129,097)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                   --               30,998
     Impairment of non-operating assets acquired in note foreclosure            (41,260)                  --
     Effect of issuance of common stock at less than "fair value"                10,963                   --
     Interest expense paid with common stock                                         --               57,756
  Increase (Decrease) in
     Accounts payable - trade                                                     7,715               10,930
     Accrued interest payable                                                    21,392               28,332
                                                                             ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (33,917)              (8,716)
                                                                             ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 --                   --
                                                                             ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from exercise of warrants                                        10,000                   --
  Cash received on related party line of credit                                  23,917                9,345
                                                                             ----------           ----------
NET CASH USED IN FINANCING ACTIVITIES                                            33,917                9,345
                                                                             ----------           ----------

INCREASE (DECREASE) IN CASH                                                          --                  629

Cash at beginning of period                                                          --                1,080
                                                                             ----------           ----------

CASH AT END OF PERIOD                                                        $       --           $    1,709
                                                                             ==========           ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                               $       --           $       --
                                                                             ==========           ==========
  Income taxes paid for the period                                           $       --           $       --
                                                                             ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Convertible debenture converted to common stock                            $    1,000           $   32,000
                                                                             ==========           ==========
  Note payable and accrued interest payable to related party
   converted to common stock                                                 $       --           $       --
                                                                             ==========           ==========
  Common stock issued for license agreement                                  $ (530,000)          $       --
                                                                             ==========           ==========


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                      March 31, 2011 and December 31, 2010

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

In March 2010, the Company formed the wholly-owned subsidiaries - Caballo Blanco Communications, Ltd. and Commerce Services, Inc. - as Colorado corporations to conduct operations related to the various proposed acquisitions. On December 27, 2010, the Company changed the corporate name of Commerce Services, Inc. to PolySilicon, Inc. to conduct the business activities related to a then proposed acquisition. There has been no economic activity conducted within either subsidiary since their formation.

Between March 2010 and October 2010, the Company announced and abandoned several proposed acquisitions.

On October 7, 2010, the Company announced that it signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century). The terms of the acquisition was anticipated to involve a change in control of the Company and the appointment of new directors. Concurrent with the execution of the agreement in principle, the Company issued 1,000,000 shares of restricted, unregistered common stock to license 21-Century's technology and to secure an exclusive right to negotiate to acquire certain intellectual property. The closing of the acquisition was subject to the completion of all appropriate due diligence. On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century's behalf. On January 17, 2011, the Company announced that through its wholly-owned subsidiary, PolySilicon, Inc, it had completed the purchase of the intangible assets of 21-Century, subject to an agreement to purchase a $3,500,000 note payable owed to the State of Texas (Texas Note) by 21-Century. On January 28, 2011, the Company announced that it had cancelled the purchase of 21-Century and canceled its offer to purchase the Texas Note. The purchase of the assets was conditioned on the Company being able to purchase the Texas Note. The State of Texas' insistence on additional repetitive reviews of the proposed transaction, which was scheduled for closing, resulted in the Company's inability to complete and close the financing necessary for silicon manufacturing. Concurrent with this action, the Company rescinded the 1,000,000 shares issued in the October 7, 2010 event and executed its lien on the assets of 21-Century Silicon in satisfaction of a note receivable and accrued interest totaling approximately $41,200. Upon foreclosure on said assets, the Company's management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200. Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

On March 7, 2011, the Company announced that it had entered into an Agreement and Plan of Exchange with Surrey Vacation Properties, Inc. (a Missouri corporation) (Seller) to acquire 100% of the issued and outstanding stock of the Seller. In the transaction, it is anticipated that the Company will issue 63,283,391 restricted, unregistered shares of its $0.001 par value common stock. A copy of the Contract for Sale was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on or about March 11, 2011. On April 26, 2011, as reported on a Current Report on Form 8-K filed with the SEC on or about April 28, 2011, the CEO of Surrey Vacation Resorts, Inc. (Surrey) informed the Company that Surrey would not able to meet a condition of closing of the acquisition of Surrey by the Company. Surrey had been unable to obtain the necessary written approval of the acquisition transaction from its lenders and further informed the Company that Surrey would be unable to close the transaction. Upon receipt of this information, the Company agreed to terminate the aforementioned contract to acquire Surrey Vacation Resorts, Inc.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

                   The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company's financial statements for the year ended December 31, 2010. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of the Company as of and for respective three month periods ended March 31, 2011 and 2010, respectively. All intercompany transactions, if any, have been eliminated in consolidation.

NOTE C - GOING CONCERN UNCERTAINTY

As of March 31, 2011 and December 31, 2010, respectively, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of a liquidated former subsidiary. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's current controlling stockholder has maintained the corporate status of the Company and has provided all working capital support on the Company's behalf since the December 2008 foreclosure action. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in it's business plan and a potential shortfall of funding due any potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could become available.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's Articles of Incorporation authorize the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

2.   Financing Fees

     Financing fees recorded in connection with debt issuances were amortized on a straight-line basis over the maturity term of the related debt.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

4.   Accounting for Stock Options

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

5.   Income taxes

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

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.   Income (Loss) per share

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

     As of March 31, 2011 and 2010, respectively, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

7.   New and Pending Accounting Pronouncements

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the three month period ended March 31, 2011 and the year ended December 31, 2010, and subsequent thereto, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE G - DEBT FINANCING ARRANGEMENTS

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

The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note of $756,950, and amortized this amount over the initial two year life of the note resulting in non-cash charges to earnings as a component of interest expense through December 31, 2008.

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

As of March 31, 2011 and December 31, 2010, the outstanding balance on the Melissa Note is approximately $822,568 and $806,093, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

SOUTH BEACH LIVE, LTD. NOTE

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through March 31, 2011 and December 31, 2010, respectively, an aggregate of approximately $193,168 and $169,250 has been advanced against this note.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE G - DEBT FINANCING ARRANGEMENTS - CONTINUED

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

At March 31, 2011 and December 31, 2010, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225 and $286,225.

NOTE H - PREFERRED STOCK

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

As of March 31, 2011 and December 31, 2010, respectively, there were no shares of preferred stock issued and outstanding.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE I - COMMON STOCK

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

On January 31, 2011, the Company's Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock. The Amended Articles were filed with the Nevada Secretary of State on March 22, 2011, the effective date of the amendment.

The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

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

On October 7, 2010, the Company issued 1,000,000 shares of restricted, unregistered post-reverse split shares, valued at approximately $530,000 which was equal to the closing quotation of the Company's securities on the transaction date, to 21-Century Silicon, Inc. (a Texas corporation) to license the use of 21-Century's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century. On January 28, 2011, concurrent with the abandonment of the 21-Century transaction, the Company rescinded the October 2010 transaction where 1,000,000 shares of restricted, unregistered common stock was issued to license the use of 21-Century's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century. Further, concurrent with this action, the Company executed its lien on the assets pledged by 21-Century in satisfaction of a note receivable and accrued interest totaling approximately $41,200. Upon foreclosure on said assets, the Company's management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200. Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

On January 3, 2011, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 21,375 shares of the Company's common stock. Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company's common stock for $10,000 cash. This conversion was completed on January 5, 2011 with the delivery of the shares to LJII. As the aggregate conversion and exercise price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $10,963 which was classified as "interest expense" in the accompanying financial statements.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                      March 31, 2011 and December 31, 2010

NOTE J - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through May 15, 2011 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.






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

On January 31, 2011, the Company's Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock. The Amended Articles were filed with the Nevada Secretary of State on March 22, 2011, the effective date of the amendment.

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

On December 27, 2010, the Company changed the corporate name of its wholly-owned subsidiary, Commerce Services, Inc., to PolySilicon, Inc. to conduct the business activities related to the acquisition of any intellectual property of 21-Century Silicon, Inc. PolySilicon, Inc. (formerly Commerce Services, Inc.) had no history of operations or other economic activity since its formation on March 24, 2010.

On January 17, 2011, the Company announced that through its wholly-owned subsidiary, PolySilicon, Inc, it had completed the purchase of the intangible assets of 21-Century Silicon, Inc. ("21-Century"). At the same time, the Company announced an agreement to purchase a $3,500,000 note payable by 21-Century owed to the State of Texas (Texas Note).

On January 28, 2011, the Company announced that it had cancelled the purchase of 21-Century and canceled its offer to purchase the Texas Note. The purchase of the assets was conditioned on the Company being able to purchase the Texas Note. The State of Texas' insistence on additional repetitive reviews of the proposed transaction, which was scheduled for closing, resulted in the Company's inability to complete and close the financing necessary for silicon manufacturing.

On March 7, 2011, the Company announced that it had entered into an Agreement and Plan of Exchange with Surrey Vacation Properties, Inc. (a Missouri corporation) (Seller) to acquire 100% of the issued and outstanding stock of the Seller. In the transaction, it is anticipated that the Company will issue 63,283,391 restricted, unregistered shares of its $0.001 par value common stock. A copy of the Contract for Sale was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on or about March 11, 2011.

On April 26, 2011, as reported on a Current Report on Form 8-K filed with the SEC on or about April 28, 2011, the CEO of Surrey Vacation Resorts, Inc. (Surrey) informed the Company that Surrey would not able to meet a condition of closing of the acquisition of Surrey by the Company. Surrey had been unable to obtain the necessary written approval of the acquisition transaction from its lenders and further informed the Company that Surrey would be unable to close the transaction. Upon receipt of this information, the Company agreed to terminate the aforementioned contract to acquire Surrey Vacation Resorts, Inc.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2011 and 2010, respectively.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $37,600 and $19,600, respectively. During the first quarter of 2011, the Company expended additional funds on various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed above, which were in excess of comparable expenses for the first quarter of 2010. Further, the Company to remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. Since the 1st quarter of Calendar 2009, the Company has been virtually dormant due to the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management has focused on exploring possible candidates for a business combination transaction and to have the Company remain current with its reporting obligations under the Securities Exchange Act of 1934, as amended. Future expenditure levels will fluctuate depending on the Company's acquisition endeavors.

On January 28, 2011, concurrent with the abandonment of the 21-Century Silicon transaction, the Company recinded the December 2011 transaction where 1,000,000 shares of restricted, unregistered common stock was issued to the shareholders of 21-Century Silicon to license the use of 21-Century Silicon's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century Silicon. Additionally, concurrent with this action, the Company executed its lien on the assets of 21-Century Silcon in satisfaction of a note receivable and accrued interest totaling approximately $41,200. Upon foreclosure on said assets, the Company's management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200. Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

As of the date of this filing, we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $36,000 and $109,000 during the three months ended March 31, 2011 and 2010, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective three month periods ended March 31, 2011 and 2010 were $(0.01) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 and December 31, 2010, respectively, the Company had a working capital of approximately $(1,230,381) and $(1,137,000).

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

The Company's current controlling stockholder has maintained the corporate status of the Company and has provided all working capital support on the Company's behalf since the December 2008 foreclosure action. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in it's business plan and a potential shortfall of funding due any potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could become available.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company's Articles of Incorporation authorize the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock. The Company's ability to issue preferred stock may limit the Company's ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders. The Company's ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                  THE X-CHANGE CORPORATION


Dated: May 16, 2011               By: /s/ Haviland Wright
                                     -------------------------------------------
                                                                 Haviland Wright
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director