Form 10-Q
period 2011-06-30
X-CHANGE CORP
filed 2011-08-22
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2011

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 19, 2011: 17,341,291

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                  Form 10-Q for the Quarter ended June 30, 2011

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        17

  Item 4 - Controls and Procedures                                           17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 17

  Item 1A - Risk Factors                                                     17

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       17

  Item 3 - Defaults Upon Senior Securities                                   18

  Item 4 - (Removed and Reserved)                                            18

  Item 5 - Other Information                                                 18

  Item 6 - Exhibits                                                          18

SIGNATURES                                                                   18

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    The X-Change Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2011 and December 31, 2010

                                                                      (Unaudited)             (Audited)
                                                                        June 30,             December 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                 40,714
  Interest receivable                                                           --                    546
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                 41,260
                                                                      ------------           ------------

OTHER ASSETS
  Casino ship                                                            1,750,000                     --
  License agreement                                                             --                530,000
                                                                      ------------           ------------

      TOTAL OTHER ASSETS                                                 1,750,000                530,000
                                                                      ------------           ------------

TOTAL ASSETS                                                          $  1,750,000           $    571,260
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    286,225
  Notes payable to shareholder                                             893,168                837,490
  Accounts payable - trade                                                  18,339                  4,570
  Accrued interest payable                                                  97,763                 50,072
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                          1,294,495              1,178,357
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,294,495              1,178,357
                                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
    75,000,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    750,000,000 shares authorized
    17,341,291 and 16,309,916 shares issued and outstanding                 17,341                 16,310
  Additional paid-in capital                                            24,820,220             23,579,289
  Accumulated deficit                                                  (24,382,056)           (24,202,696)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                          455,505               (607,097)
                                                                      ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  1,750,000           $    571,260
                                                                      ============           ============


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2011 and 2010

                                   (Unaudited)

                                                  Six months         Six months        Three months      Three months
                                                    ended              ended              ended             ended
                                                   June 30,           June 30,           June 30,          June 30,
                                                     2011               2010               2011              2010
                                                 ------------       ------------       ------------      ------------
REVENUES - net of returns and allowances         $         --       $         --       $         --      $         --
COST OF SALES                                              --                 --                 --                --
                                                 ------------       ------------       ------------      ------------

GROSS PROFIT                                               --                 --                 --                --
                                                 ------------       ------------       ------------      ------------
OPERATING EXPENSES
  General and administrative expenses                  75,376             64,540             37,816            44,894
                                                 ------------       ------------       ------------      ------------
      TOTAL OPERATING EXPENSES                         75,376             64,540             37,816            44,894
                                                 ------------       ------------       ------------      ------------

LOSS FROM OPERATIONS                                  (75,376)           (64,540)           (37,816)          (44,894)

OTHER INCOME (EXPENSE)
  Interest expense, including amortization of
   financing fees and note discounts                  (62,724)          (163,567)           (26,299)          (54,116)
  Impairment of non-operating assets acquired
   in note foreclosure                                (41,260)                --                 --                --
                                                 ------------       ------------       ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                   (103,894)          (163,567)           (26,299)          (54,116)
                                                 ------------       ------------       ------------      ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                          (179,360)          (228,107)           (64,115)          (99,010)

PROVISION FOR INCOME TAXES                                 --                 --                 --                --
                                                 ------------       ------------       ------------      ------------

NET LOSS                                             (179,360)          (228,107)           (64,115)          (99,010)

OTHER COMPREHENSIVE INCOME                                 --                 --                 --                --
                                                 ------------       ------------       ------------      ------------

COMPREHENSIVE LOSS                               $   (179,360)      $   (228,107)      $    (64,115)     $    (99,010)
                                                 ============       ============       ============      ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted           $      (0.01)      $      (0.04)      $      (0.00)     $      (0.02)
                                                 ============       ============       ============      ============
Weighted-average number of shares
 of common stock outstanding                       15,787,435          5,422,446         16,154,478         5,513,000
                                                 ============       ============       ============      ============


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2011 and 2010

                                   (Unaudited)

                                                                                 Six months             Six months
                                                                                   ended                  ended
                                                                                  June 30,               June 30,
                                                                                    2011                   2010
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $   (179,360)          $   (228,107)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Depreciation and amortization                                                        --                 61,997
     Impairment of non-operating assets acquired in note foreclosure                  41,260                     --
     Effect of issuance of common stock at less than "fair value"                     10,962                     --
     Interest expense paid with common stock                                              --                 57,756
  Increase (Decrease) in
     Accounts payable and other                                                       13,769                 34,993
     Accrued interest payable                                                         47,691                 43,814
                                                                                ------------           ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (65,678)               (29,547)
                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                      --                     --
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from exercise of warrants                                             10,000                     --
  Cash received on related party line of credit                                       55,678                 28,552
                                                                                ------------           ------------

NET CASH USED IN FINANCING ACTIVITIES                                                 65,678                 28,552
                                                                                ------------           ------------

DECREASE IN CASH                                                                          --                   (995)

Cash at beginning of period                                                               --                  1,080
                                                                                ------------           ------------

CASH AT END OF PERIOD                                                           $         --           $         85
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $         --           $         --
                                                                                ============           ============
  Income taxes paid for the period                                              $         --           $         --
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Casino Ship acquired with Common Stock                                        $  1,750,000           $         --
                                                                                ============           ============
  Common Stock issued for license agreement                                     $   (530,000)          $         --
                                                                                ============           ============
  Conversion of Debenture Payable into Common Stock                             $      1,000           $     32,000
                                                                                ============           ============


         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

On May 25, 2011, the Company announced that it had closed on the purchase of a Casino Ship located in Freeport, Texas. The acquisition was purchased by LDC Collection Systems, Inc., a newly-formed and wholly-owned subsidiary incorporated under the Laws of the State of Texas. The purchase price was 2,000,000 shares of restricted, unregistered common stock of the Company with an agreed-upon valuation of approximately $1,750,000. The Casino ship, known as "The Texas Star Casino", is a 155-foot ocean going vessel equipped with 250 slot machines and various table games. The ship also has facilities for entertainment, beverage service and dining. The ship was purchased from CJP Entertainment LLC, a Missouri corporation. The ship was built in 1977 and updated in 1986. The ship previously operated out of ports located in Georgia and Florida.

On June 6, 2010, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

These financial statements reflect the books and records of the Company as of and for respective six and three month periods ended June 30, 2011 and 2010, respectively. All intercompany transactions, if any, have been eliminated in consolidation.

NOTE C - GOING CONCERN UNCERTAINTY

As of June 30, 2011 and December 31, 2010, respectively, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of a liquidated former subsidiary. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.   ACCOUNTING FOR STOCK OPTIONS - continued

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

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

     As of June 30, 2011 and 2010, respectively, the Company's outstanding stock
     options,   warrants,  and  convertible  debentures  are  considered  to  be anti-dilutive due to the Company's net operating loss.

7.   NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

     The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the six month period ended June 30, 2011 and the year ended December 31, 2010, and subsequent thereto, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

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

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

As of June 30, 2011 and December 31, 2010, the outstanding balance on the Melissa Note is approximately $822,568 and $806,093, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

SOUTH BEACH LIVE, LTD. NOTE

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through June 30, 2011 and December 31, 2010, respectively, an aggregate of approximately $193,168 and $169,250 has been advanced against this note.

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

At June 30, 2011 and December 31, 2010, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225 and $286,225.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

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

As of June 30, 2011 and December 31, 2010, respectively, there were no shares of preferred stock issued and outstanding.

NOTE I - COMMON STOCK TRANSACTIONS

AMENDMENT TO THE ARTICLES OF INCORPORATION

On January 31, 2011, the Board of Directors of the Company and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of common stock, par value $.001 and 3,750,000 shares of preferred stock, par value $.001, to 750,000,000 shares of common stock and 75,000,000 share of preferred stock. The Amended Articles were filed with the Nevada Secretary of State on March 22, 2011, the effective date of the amendment.

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

On January 31June 30, 2011, the Company's Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock. The Amended Articles were filed with the Nevada Secretary of State on March 22June 30, 2011, the effective date of the amendment.

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

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2011 and December 31, 2010

NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

STOCK ISSUANCES - continued

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

On January 3, 2011, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 21,375 shares of the Company's common stock. Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company's common stock for $10,000 cash. This conversion was completed on January 5, 2011 with the delivery of the shares to LJII. As the aggregate conversion and exercise price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $10,962 which was classified as "interest expense" in the accompanying financial statements.

NOTE J - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through August 19, 2011 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.



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

(2) GENERAL

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000. We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception. As of December 31, 2008, the Company disposed of all of the assets and operations.

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

On May 25, 2011, the Company announced that it had closed on the purchase of a Casino Ship located in Freeport, Texas. The acquisition was purchased by LDC Collection Systems, Inc., a newly-formed and wholly-owned subsidiary incorporated under the Laws of the State of Texas. The purchase price was 2,000,000 shares of restricted, unregistered common stock of the Company with an agreed-upon valuation of approximately $1,750,000. The Casino ship, known as "The Texas Star Casino", is a 155-foot ocean going vessel equipped with 250 slot machines and various table games. The ship also has facilities for entertainment, beverage service and dining. The ship was purchased from CJP Entertainment LLC, a Missouri corporation. The ship was built in 1977 and updated in 1986. The ship previously operated out of ports located in Georgia and Florida.

On June 6, 2010, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $75,400 and $64,500, respectively. During the first quarter of 2011, the Company expended additional funds on various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed above, which were in excess of comparable expenses for the first quarter of 2010. Further, the Company to remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. Since the 1st quarter of Calendar 2009, the Company has been virtually dormant due to the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management focused on exploring possible candidates for a business combination transaction, acquiring "The Texas Star Casino" and to have the Company remain current with its reporting obligations under the Securities Exchange Act of 1934, as amended. Future expenditure levels will fluctuate depending on the Company's acquisition endeavors.

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

On May 25, 2011, the Company announced that it had closed on the purchase of a Casino Ship located in Freeport, Texas. The acquisition was purchased by LDC Collection Systems, Inc., a newly-formed and wholly-owned subsidiary incorporated under the Laws of the State of Texas. The purchase price was 2,000,000 shares of restricted, unregistered common stock of the Company with an agreed-upon valuation of approximately $1,750,000. The Casino ship, known as "The Texas Star Casino", is a 155-foot ocean going vessel equipped with 250 slot machines and various table games. The ship also has facilities for entertainment, beverage service and dining. The ship was purchased from CJP Entertainment LLC, a Missouri corporation. The ship was built in 1977 and updated in 1986. The ship previously operated out of ports located in Georgia and Florida.

On June 6, 2010, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

As of the date of this filing, we do not have any other specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction with us. We have not (nor have any of our agents or affiliates) been approached by any candidates (or representative of any candidates) with respect to a possible acquisition transaction with our company. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate for us.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $62,700 and $163,600 during the six months ended June 30, 2011 and 2010, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 were $(0.01) and $(0.04) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 and December 31, 2010, respectively, the Company had a working capital of approximately $(1,295,000) and $(1,137,000).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2011, the Company announced that it had closed on the purchase of a Casino Ship located in Freeport, Texas. The acquisition was purchased by LDC Collection Systems, Inc., a newly-formed and wholly-owned subsidiary incorporated under the Laws of the State of Texas. The purchase price was 2,000,000 shares of restricted, unregistered common stock of the Company with an agreed-upon valuation of approximately $1,750,000. The Casino ship, known as "The Texas Star Casino", is a 155-foot ocean going vessel equipped with 250 slot machines and various table games. The ship also has facilities for entertainment, beverage service and dining. The ship was purchased from CJP Entertainment LLC, a Missouri corporation. The ship was built in 1977 and updated in 1986. The ship previously operated out of ports located in Georgia and Florida.

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

                                  THE X-CHANGE CORPORATION


Dated: August 19, 2011            By: /s/ Haviland Wright
                                     -------------------------------------------
                                                                 Haviland Wright
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director