Form 10-Q/A
period 2011-06-30
X-CHANGE CORP
filed 2011-10-14
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 19, 2011: 17,341,291

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                 Form 10-Q/A for the Quarter ended June 30, 2011

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         14

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        19

  Item 4 - Controls and Procedures                                           19

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 20

  Item 1A - Risk Factors                                                     20

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       20

  Item 3 - Defaults Upon Senior Securities                                   20

  Item 4 - (Removed and Reserved)                                            20

  Item 5 - Other Information                                                 20

  Item 6 - Exhibits                                                          20

SIGNATURES                                                                   20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    The X-Change Corporation and Subsidiaries
                      Restated Consolidated Balance Sheets
                       June 30, 2011 and December 31, 2010

                                                                      (Unaudited)
                                                                        RESTATED              (Audited)
                                                                        June 30,             December 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                 40,714
  Interest receivable                                                           --                    546
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                 41,260
                                                                      ------------           ------------
OTHER ASSETS
  Casino ship                                                                   --                     --
  License agreement                                                             --                530,000
                                                                      ------------           ------------

      TOTAL OTHER ASSETS                                                        --                530,000
                                                                      ------------           ------------

TOTAL ASSETS                                                          $         --           $    571,260
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    286,225
  Notes payable to shareholder                                             893,168                837,490
  Accounts payable - trade                                                  18,339                  4,570
  Accrued interest payable                                                  97,763                 50,072
                                                                      ------------           ------------

      TOTAL CURRENT LIABILITIES                                          1,294,495              1,178,357
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,294,495              1,178,357
                                                                      ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
   75,000,000 shares authorized
   none issued and outstanding                                                  --                     --
  Common stock - $0.001 par value
   750,000,000 shares authorized
   15,341,291 and 16,309,916 shares
   issued and outstanding                                                   15,341                 16,310
  Additional paid-in capital                                            23,072,220             23,579,289
  Accumulated deficit                                                  (24,382,056)           (24,202,696)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,294,495)              (607,097)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --           $    571,260
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

                    The X-Change Corporation and Subsidiaries
                 Restated Consolidated Statements of Cash Flows
                     Six months ended June 30, 2011 and 2010

                                   (Unaudited)

                                                                                 RESTATED
                                                                                Six months           Six months
                                                                                  ended                ended
                                                                                 June 30,             June 30,
                                                                                   2011                 2010
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (179,360)          $ (228,107)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                      --               61,997
     Impairment of non-operating assets acquired in note foreclosure                41,260                   --
     Effect of issuance of common stock at less than "fair value"                   10,962                   --
     Interest expense paid with common stock                                            --               57,756
  Increase (Decrease) in
     Accounts payable and other                                                     13,769               34,993
     Accrued interest payable                                                       47,691               43,814
                                                                                ----------           ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (65,678)             (29,547)
                                                                                ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                   --
                                                                                ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from exercise of warrants                                           10,000                   --
  Cash received on related party line of credit                                     55,678               28,552
                                                                                ----------           ----------

NET CASH USED IN FINANCING ACTIVITIES                                               65,678               28,552
                                                                                ----------           ----------

DECREASE IN CASH                                                                        --                 (995)

Cash at beginning of period                                                             --                1,080
                                                                                ----------           ----------

CASH AT END OF PERIOD                                                           $       --           $       85
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $       --           $       --
                                                                                ==========           ==========
  Income taxes paid for the period                                              $       --           $       --
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock issued for license agreement                                     $ (530,000)          $       --
                                                                                ==========           ==========
  Conversion of Debenture Payable into Common Stock                             $    1,000           $   32,000
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

On June 6, 2011, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction was reversed. The Company retained no rights to own or operate the cruise ship and no further action was taken on the June 6, 2011 LOI to operate said casino ship.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2011 and December 31, 2010

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

NOTE J - SUBSEQUENT EVENTS

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship, located in Freeport, Texas, was cancelled. The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship (see Exhibit 99.1 of the Company's Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company's restricted, unregistered common stock was issued to the seller. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled. As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties. Pursuant to the appropriate accounting literature, this transaction is reflected in the accompanying restated financial statements net of all the aforementioned events as of June 30, 2011.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets include a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arthur Molina Jr. (Molina), also known in the music business as "Frost." In exchange, the Company will issue 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West.

Old West intends to focus on hip-hop entertainment and is headed by Molina/Frost, a rapper and hip-hop legend. Old West is an entertainment company specializing in all aspects of entertainment including music, feature films, television, home video/DVD and major events. The Company intends to utilize the Old West assets it has acquired to establish itself in the entertainment industry including music, developing new artists, movies, TV shows, and concert and event promotion. As part of the Agreement, Molina/Frost will be issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock and will be appointed President and CEO of the Company. The Company will also issue 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust will be providing to the Company in operating the music and entertainment portion of the business.

Management has evaluated all activity of the Company through October 11, 2011 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Given these uncertainties, readers of this Form 10-Q/A and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

On June 6, 2011, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship, located in Freeport, Texas, was cancelled. The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship (see Exhibit 99.1 of the Company's Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company's restricted, unregistered common stock was issued to the seller. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled. As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties. Pursuant to the appropriate accounting literature, this transaction is reflected in the accompanying restated financial statements net of all the aforementioned events as of June 30, 2011.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets include a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arthur Molina Jr. (Molina), also known in the music business as "Frost." In exchange, the Company will issue 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West.

Old West intends to focus on hip-hop entertainment and is headed by Molina/Frost, a rapper and hip-hop legend. Old West is an entertainment company specializing in all aspects of entertainment including music, feature films, television, home video/DVD and major events. The Company intends to utilize the Old West assets it has acquired to establish itself in the entertainment industry including music, developing new artists, movies, TV shows, and concert and event promotion. As part of the Agreement, Molina/Frost will be issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock and will be appointed President and CEO of the Company. The Company will also issue 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust will be providing to the Company in operating the music and entertainment portion of the business.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $75,400 and $64,500, respectively. During the first quarter of 2011, the Company expended additional funds on various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed above, which were in excess of comparable expenses for the first quarter of 2010. Further, much of the general and administrative expenses expended during the quarter ended June 30, 2011 were expended by the Company in order to remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. Since the 1st quarter of Calendar 2009, the Company has been virtually dormant due to the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management focused on exploring possible candidates for a business combination transaction, acquiring "The Texas Star Casino" and to have the Company remain current with its reporting obligations under the Securities Exchange Act of 1934, as amended. Future expenditure levels will fluctuate depending on the Company's acquisition endeavors.

On January 28, 2011, concurrent with the abandonment of the 21-Century Silicon transaction, the Company rescinded the December 2011 transaction where 1,000,000 shares of restricted, unregistered common stock was issued to the shareholders of 21-Century Silicon to license the use of 21-Century Silicon's technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century Silicon. Additionally, concurrent with this action, the Company executed its lien on the assets of 21-Century Silicon in satisfaction of a note receivable and accrued interest totaling approximately $41,200. Upon foreclosure on said assets, the Company's management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200. Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

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

On June 6, 2011, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it is the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship located in Freeport, Texas. The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship) (see
Exhibit 99.1 of the Company's Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company's restricted, unregistered common stock was issued to the seller. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled. As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties. Pursuant to the appropriate accounting literature, this transaction is reflected in the accompanying restated financial statements net of all the aforementioned events as of June 30, 2011.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets include a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arthur Molina Jr. (Molina), also known in the music business as "Frost." In exchange, the Company will issue 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West.

Old West intends to focus on hip-hop entertainment and is headed by Molina/Frost, a rapper and hip-hop legend. Old West is an entertainment company specializing in all aspects of entertainment including music, feature films, television, home video/DVD and major events. The Company intends to utilize the Old West assets it has acquired to establish itself in the entertainment industry including music, developing new artists, movies, TV shows, and concert and event promotion. As part of the Agreement, Molina/Frost will be issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock and will be appointed President and CEO of the Company. The Company will also issue 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust will be providing to the Company in operating the music and entertainment portion of the business.

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

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due any potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could become available.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officer believe that the restated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Corrective Actions

The failure to disclose the August 18, 2011 transaction in our initial Form 10-Q filing done on or about August 19, 2011 was the result of an impending change in management and an oversight on the part of all parties reviewing the filing, including former and current management. Additionally, this information was not made available to certain of our key consulting professionals, including legal counsel and our auditors, so that they were in an appropriate position to advise us on the necessary disclosures and timing thereof. It is the intent of current management to assure that all future events are made known to all appropriate parties for their timely review and inclusion in our filings, as appropriate.

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

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship located in Freeport, Texas. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to Section 302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE X-CHANGE CORPORATION


Dated: October 11, 2011          By: /s/ Arthur Molina, Jr.
                                     -------------------------------------------
                                                              Arthur Molina, Jr.
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director