Form 10-Q
period 2011-09-30
X-CHANGE CORP
filed 2011-11-25
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended September 30, 2011

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

YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 19, 2011: 26,341,291

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

THE X-CHANGE CORPORATION

Form 10-Q for the Quarter ended September 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

THE X-CHANGE CORPORATION Balance Sheets September 30, 2011 and December 31, 2010
	September 30,	December 31,
	2011	2010
	(unaudited) $	(audited) $
ASSETS
Current Assets
Cash	5,459	—
Note receivable	—	40,714
Interest receivable	—	546
Total current assets	5,459	41,260

License agreeement	—	530,000
Intangibles, net of accumulated amortization
of $19,340 and $0	260,660	—
Goodwill	122,268	—
TOTAL ASSETS	388,386	571,260

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	44,434	4,570
Accrued expenses	120,000	—
Accrued interest payable	123,365	50,072
Notes payable to shareholder	893,168	837,490
Convertible debenture, net or unamortized discount	285,225	286,225
Loans payable to related party	17,019	—
Total current liabilities and total liabilities	1,483,211	1,178,357

Stockholders’ Deficit
Preferred stock, $0.001 par value
Authorized 75,000,000 shares
Issued and outstanding, 0 shares	—	—
Common stock, $0.001 par value
Authorized 750,000,000 shares
Issued and outstanding, 26,341,291shares and	26,341	16,310
16,309,916, respectively
Prepaid consulting	(2,823,013)	—
Additional paid-in capital	26,541,220	23,579,289
Accumulated deficit	(24,839,372)	(24,202,696)
Total stockholders' deficit	(1,094,824)	(607,097)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	388,386	571,260

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	$	$	$	$
Revenue		—		—

Operating Expenses
Management fees	376,987	—	376,987	—
Professional fees	8,500	—	8,500	—
Depreciation and Amortization	19,340	—	19,340	—
General and administrative	26,887	28,762	102,263	93,302
Total operating expenses	431,714	28,762	507,090	93,302
Net Operating Loss	(431,714)	(28,762)	(507,090)	(93,302)

Other income (expense)
Interest expense, including amortization of financing fees and note discounts	(25,602)	(38,621)	(88,326)	(202,188)
Loss on write-off of note and interest receivable	—	—	(41,260)
Net Income (Loss) Before Income Taxes	(25,602)	(38,621)	(129,586)	(202,188)
Income tax provision	—	—		—
Income tax benefit	—	—		—
Net tax	—	—		—

Net Loss From Continuing
Operations	(457,316)	(67,383)	(636,676)	(295,490)
Discontinued operations	—	—	—	—
Income tax benefit	—	—	—	—
Net Loss	(457,316)	(67,383)	(636,676)	(295,490)

Net loss per common share
- Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

Weighted average number of
common shares outstanding	19,470,058	5,513,000	17,461,892	5,452,963

 The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)
					Additional
	Preferred		Common		Paid-in	Prepaid	Accum.
	Shares	Par	Shares	Par	Capital	Consulting	Deficit	Total
		$		$	$	$	$	$
Balances at January 1, 2009	—	—	104,108,673	104,109	17,729,670	—	(18,545,328)	(711,549)
Effect of August 9, 2010 1 for 20 reverse split	—	—	(98,902,726)	(98,903)	98,903	—	—	—
Balances at January 1, 2001, as adjusted	—	—	5,205,947	5,206	17,828,573	—	(18,545,328)	(711,549)
Common stock issued for debenture conversion	—	—	105,925	106	2,012	—	—	2,118
Balance of issued and outstanding
stock to transfer agent and historical
corporate records	—	—	5,506	5	(5)	—	—	—

Net loss for the year							(353,325)	(353,325)
Balances at December 31, 2009	—	—	5,317,378	5,317	17,830,580	—	(18,898,653)	(1,062,756)
Common stock issued for debenture conversion	—	—	195,122	195	31,805	—	—	32,000
Effect of issuance at less than “fair value”	—	—	—	—	57,756	—	—	57,756
Payment of note principal and accrued interest	—	—	9,797,416	9,798	186,150	—	—	195,948
Effect of issuance at less than “fair value”	—	—	—	—	4,943,998	—	—	4,943,998
Acquisition of License Agreement	—	—	1,000,000	1,000	529,000	—	—	530,000

Net loss for the year							(5,304,043)	(5,304,043)
Balances at December 31, 2010	—	—	16,309,916	16,310	23,579,289	—	(24,202,696)	(607,097)
Debenture converted into common stock	—	—	21,375	21	979	—	—	1,000
Warrants exercised	—	—	10,000	10	9,990	—	—	10,000
Common stock issued for acquisition	—	—	2,000,000	2,000	1,748,000	—	—	1,750,000
Common stock for acquisition cancelled	—	—	(2,000,000)	(2,000)	(1,748,000)	—	—	(1,750,000)
Cancellation of shares	—	—	(1,000,000)	(1,000)	(518,038)	—		(519,038)
Adjustment to reconcile share cancellation	—	—	—	—	—	—	342,778	342,778
Common stock issued for acquisition	—	—	1,000,000	1,000	279,000	—	—	280,000
Common stock issued pursuant to
management agreements	—	—	10,000,000	10,000	3,190,000	(3,200,000)	—	—
Amortization of shares issued for services	—	—	—	—	—	376,987	—	376,987
Net loss for the period							(636,676)	(636,676)
Balances at September 30, 2011	—	—	26,341,291	26,341	26,541,220	(2,823,013)	(24,839,372)	(1,094,824)

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	For the nine months
	ended September 30,
	2011	2010
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(636,676)	(295,490)
Plus:
Loss from discontinued operations	—	—
Total net loss	(636,676)	(295,490)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	—	—
Amortization	19,340	76,694
Amortization of prepaid consulting	376,987	—
Loss on cancellation of license agreement	11,338	—
Loss (gain) on settlement of debt	41,260	—
Interest expense paid with common stock	—	57,756
Changes in operating assets and liabilities:
Accounts receivable	—	—
Prepaid expenses and deposits	—	—
Inventory	—	—
Accounts payable	39,864	31,396
Accrued expenses	22,258	—
Accrued interest payable	73,293	67,738
CASH FLOWS USED IN OPERATING ACTIVITIES
FROM CONTINUING OPERATIONS	(52,336)	(61,906)
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES FROM DISCONTINUED OPERATIONS	—	—
NET CASH USED IN OPERATING ACTIVITIES	(52,336)	(61,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Net liabilities assumed on asset purchase	107,269	—
Goodwill acquired on asset purchase	(122,268)	—
Purchase of property, plant & equipment	—	—
CASH FLOWS USED IN INVESTING ACTIVITIES	(14,999)	—
CASH FLOWS FROM FINANCING ACTIVITIES

Convertible debenture
Proceeds from the exercise of share purchase warrants	10,000	—
Proceeds from notes payable to shareholders	55,678	60,865
Repayment of advances from related parties	(3,800)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	61,878	60,865
NET INCREASE (DECREASE) IN CASH	5,459	(1,041)
CASH, BEGINNING OF PERIOD	—	1,080
CASH, END OF PERIOD	5,459	39

SUPPLEMENTAL CASH FLOW INFORMATION:
Net liabilities assumed with asset purchase	107,268	—
Goodwill acquired on asset purchase	122,268	—
Conversion of debenture into common stock	1,000	32,000
Common stock cancelled on license agreement termination	519,038	—
Issuance of common stock for warrant exercise	10,000	—
Interest paid	—	—

THE X-CHANGE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1. SUMMARY OF SIGNIFICICANT ACCOUNTING POLICIES

A. Organization and General Description of Business

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

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets include a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arthur Molina Jr. (Molina), also known in the music business as "Frost." In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West with a fair market value of $280,000. The preliminary allocated of the asset purchase price is as follows:

Old West Asset Purchase
Net liabilities assumed	$107,268
Acquisition fees	15,000
Fair market value of shares issued	280,000
Preliminary asset purchase valuation	$402,268

B.  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year end is December 31.

C.  Interim Financial Statement

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented. The accompanying financial statements should be read in conjunction with Cannabis Science Inc’s financial statements for the years ended December 31, 2010 and 2009 filed in the Company’s Form 10-K dated April 15, 2011, which includes all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of expected operating results for the full year.

D. Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax valuations.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

E. Basic and Diluted Net Income (Loss) Per Share

Under ASC 260, "Earnings Per Share" ("EPS"), the Company provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  For the periods July 1, 2011 to September 30, 2011, January 1, 2011 to September 30, 2011, and from inception through September 30, 2011, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

F. Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

G. Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash and, in prior periods, accounts receivable. The customers of our former subsidiary, AirGATE, were based in the United States and we were not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the six month period ended September 30, 2011 and the year ended December 31, 2010, and subsequent thereto, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

H. Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

I. Income Taxes

Under ASC 740, “Income Tax”, the Company is required to account for its income taxes through the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards.  A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

I. Convertible Debt Instruments

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

J. Debt Financing Arrangements

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

As of September 30, 2011 and December 31, 2010, the outstanding balance on the Melissa Note is approximately $822,568 and $806,093, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

SOUTH BEACH LIVE, LTD. NOTE

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through September 30, 2011 and December 31, 2010, respectively, an aggregate of approximately $193,168 and $169,250 has been advanced against this note.

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

At September 30, 2011 and December 31, 2010, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225 and $286,225.

K. Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10, Compensation - Stock Compensation ("ASC 718-10"), using the modified-prospective method. Under ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the applicable period of the award.

L. Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquire. In accordance with ASC 350, "Goodwill and Intangible Assets", the Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units to their carrying values. If the fair value is greater than the carrying value there is no goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

The Company determined there was no transitional impairment resulting from the acquisition of Old West Entertainment Corp. assets on August 18, 2011.

M. Intangible Assets

Intangible assets are recorded at cost and are amortized over their estimated useful lives as follows:

Website	Straight-line over 1 year
Contracts	Straight-line over 2 years
Human resources	Straight-line over 3 years
Intellectual property R&D	Straight-line over 1 year

N. Recent Accounting Pronouncements

During the year ended December 31, 2010 and through November 22, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-09. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported an accumulated deficit of $68,139,436 and had a stockholder’s deficit of $2,038,474 at September 30, 2011.

In view of the matters described, there is substantial doubt as to the Company's ability to continue as a going concern without a significant infusion of capital. At September 30, 2011, the Company had minimal operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We anticipate that we will have to raise additional capital to fund operations over the next 12 months. To the extent that we are required to raise additional funds to acquire research and growing facilities, and to cover costs of operations, we intend to do so through additional public or private offerings of debt or equity securities. There are no commitments or arrangements for other offerings in place, no guaranties that any such financings would be forthcoming, or as to the terms of any such financings. Any future financing may involve substantial dilution to existing investors. We had been relying on our common stock to pay third parties for services which has resulted in substantial dilution to existing investors.

3. RELATED PARTY TRANSACTIONS

As of September 30, 2011, a total of $156,818 (December 31, 2010: $107,835) was due to a related party. The amounts due are non-interest bearing, unsecured and have no specified terms of repayment. This related party also performs management services to the Company under a management consulting agreement signed on July 1, 2010.

4. PREFERRED STOCK

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

As of September 30, 2011 and December 31, 2010, respectively, there were no shares of preferred stock issued and outstanding.

5.  COMMON STOCK

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

On January 31September 30, 2011, the Company's Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock. The Amended Articles were filed with the Nevada Secretary of State on March 22September 30, 2011, the effective date of the amendment.

The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

During the three-months ended September 30, 2011, the Company issued the following common stock:

On August 18, 2011 the Company issued 1,000,000 restricted and unregistered common shares, with a fair market value of $280,000, to Old West Entertainment Corp. to purchase its business and assets.

On August 18, 2011 the Company issued 5,000,000

6. INTANGIBLE ASSETS

Intellectual assets, primarily intellectual property	$280,000
Less accumulated amortization	19,340
$260,000

Intangible assets are stated at fair value on the date of purchase less accumulated amortization. Amortization is computed using the straight-line method over the estimated lives of the related assets (see Notes to Consolidated Financial Statements 1.(m) for relating estimated lives of specific intangible assets).

7. COMMITMENTS

	Payments due by period
	Total	< 1 Year	1-3 Years	3-5 Years*	> 5 Years*
Operating Lease	$92,000	$42,000	$50,000	$150,000	$50,000

On August 25, 2011, the Company signed a two year lease on a 4,000 sq. ft. office, recording studio and TV production facility. Commitments under the lease are $4,000 per month, inclusive of taxes and maintenance. *The Company has an option to new the lease for an additional 3 years at the same rate of $4,000 per month.

8. SUBSEQUENT EVENTS

None.

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

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship located in Freeport, Texas. The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship) (see Exhibit 99.1 of the Company's Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company's restricted, unregistered common stock was issued to the seller. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled. As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties. Pursuant to the appropriate accounting literature, this transaction is reflected in the accompanying restated financial statements net of all the aforementioned events as of September 30, 2011.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets include a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arthur Molina Jr. (Molina), also known in the music business as "Frost." In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West. In addition, the Company issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock each to Arturo Molina Jr. (Frost) for management services as President and Bogat Family Trust as consideration for the management services that beneficiaries of the Trust will be providing to the Company in operating the music and entertainment portion of the business over the next 12 months.

(3) PLAN OF BUSINESS

The Company’s primary business is now that of Old West and specifically for the entertainment industry including music, developing new artists, movies, TV shows, and concert and event promotion.

Old West is focused on hip-hop entertainment and is headed by Arturo Molina Jr. (Frost), a rapper and hip-hop legend. The Company specializes in all aspects of entertainment including music, feature films, television, home video/DVD and major events. The Company currently operates a Sunday night drive radio show hosted by Frost whom also has his music featured and representation through Old West.

In August 2011, the Company has opened a new recording and production studio to develop its media assets and an administrative office to manage the business and operations of Old West.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 and 2010, respectively. Management anticipates revenue to be generated from the business of Old West as the operations are built out and the business plan is implemented.

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $102,263 and $93,302, respectively. General and administrative expenses were $26,887 and $28,762 for the three months ended September 30, 2011 and 2010, respectively. This increase is due to increased operating costs resulting from the Old West asset purchase on August 18, 2011.

Management fees for the three and nine months ended September 30, 2011 and 2010 were $376,987 and $0, respectively. This increase is due to increased expense relating to management agreements signed with Frost and Bogat Family Trust in conjunction with the asset purchase of Old West.

Other increases were amortization relating to the intangible assets acquired from Old West and professional fees incurred.

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

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of $88,326 and $202,188 during the nine months ended September 30, 2011 and 2010, respectively. Interest accruals, amortization of debt financing fees and accretion of and debt discounts of $25,602 and $38,621 were recorded during the three months ended September 30, 2011 and 2010, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 were $(0.04) and $(0.05), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split. Earnings per share for the respective three month periods ended September 30, 2011 and 2010 were $(0.02) and $(0.01), respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 and December 31, 2010 the Company had a working capital of approximately $(1,477,752) and $(1,137,097), respectively.

The Company has in sufficient working capital to sustain operations and fulfill its business plans under Old West. No formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholders to have the resources available to support the Company. Should their pledges fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

During the year ended December 31, 2010 and through November 22, 2011, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2011-09. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officer believe that the restated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Existing internal controls of Old West were adopted upon completion of the asset purchase on August 18, 2011 in addition to ensuring the overall controls and procedures of the Company were met.

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

On August 18, 2011, the Company issued 1,000,000 restricted and unregistered common shares, with a fair market value of $280,000, to Old West Entertainment Corp. under an asset purchase agreement.

On August 18, 2011, the Company issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock each to Arturo Molina Jr. (Frost) for management services as President and Bogat Family Trust as consideration for the management services that beneficiaries of the Trust will be providing to the Company in operating the music and entertainment portion of the business over the next 12 months. The shares had a fair market value of $0.32.

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

THE X-CHANGE CORPORATION

Dated: November 22, 2011	By: /s/ Arthur Molina, Jr.
Arthur Molina, Jr.
Chairman, Chief Executive Officer,
Acting Chief Financial Officer and Director

