Form 10-Q/A
period 2011-09-30
X-CHANGE CORP
filed 2012-05-04
CIK 54424

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

            For the transition period from ___________ to ___________

                        Commission File Number: 002-41703


                            The X-Change Corporation
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                              90-0156146
(State of Incorporation)                           (I. R. S. Employer ID Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 19, 2012: 46,108,791

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

              Form 10-Q/A for the Quarter ended September 30, 2011

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements                                                 3

Item 2 -  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4 -  Controls and Procedures                                             20

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                   20

Item 1A - Risk Factors                                                        21

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3 -  Defaults Upon Senior Securities                                     21

Item 4 -  (Removed and Reserved)                                              21

Item 5 -  Other Information                                                   21

Item 6 -  Exhibits                                                            21

SIGNATURES                                                                    22

PART I - FINANCIAL INFORMATION

On August 18, 2011, The X-Change Corporation (Company) entered into an Asset Purchase Agreement (Agreement) with Old West Entertainment Corp. (Old West), a Nevada corporation, a privately-owned company which was not affiliated with the Company. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company would also assume all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost." As consideration for this Agreement and the execution of the separate management services agreements with Molina and the Bogat Family Trust (Bogat Trust) on behalf of Raymond Dabney (Dabney) for Molina's serving as the Company's President, CEO and acting CFO and Dabney's services in operating the music and entertainment portion of the business, the Company issued an aggregate 12,252,156 shares of restricted, unregistered common stock.

On February 22, 2012, the Company entered into a Repurchase Agreement (Repurchase Agreement) with Old West, Molina and the Bogat Trust. As a part of the Repurchase Agreement, the Company transferred all of the aforementioned assets back to Old West in exchange for Old West returning the shares which the Company issued to it as part of the original Asset Purchase Agreement. A complete copy of the Repurchase Agreement was attached as an exhibit to a Current Report on Form 8-K on or about March 5, 2012 and the effect of the Repurchase Agreement was to make the initial agreement null and void Ab Initio.

Concurrent with the rescission of this transaction, the Company recovered 11,000,000 shares of the 12,252,136 shares originally issued. Approximately 1,252,136 shares remained in the possession of Old West, Molina and/or the Bogat Trust. These net 1,252,136 shares remaining outstanding were initially valued at an agreed-upon value of approximately $25,042. As the agreed-upon transaction valuation was below the "fair value" of the securities issued, the Company experienced an additional non-cash charge to operations of approximately $475,812. The aggregate approximately $500,854 was charged to operations as "Loss on rescinded acquisition of Old West Entertainment Corp." in the accompanying financial statements to reflect the net economic event related to these transactions.

Additionally, former management, under the direction of Molina and Dabney, prepared and filed the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 without the required review of the Company's auditor and treated the acquisition of Old West as a "reverse acquisition" whereby Old West was the accounting acquiror for financial statement purposes.

Due to the February 22, 2012 Repurchase Agreement rendering the transaction null and void Ab Initio, this filing amends and replaces, in total, the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

                (Remainder of this page left blank intentionally)

ITEM 1 - FINANCIAL STATEMENTS

                    The X-Change Corporation and Subsidiaries
                      Restated Consolidated Balance Sheets
                    September 30, 2011 and December 31, 2010

                                                                       (Unaudited)            (Audited)
                                                                        RESTATED
                                                                      September 30,          December 31,
                                                                          2011                   2010
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                 40,714
  Interest receivable                                                           --                    546
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                 41,260
                                                                      ------------           ------------
OTHER ASSETS
  Casino ship                                                                   --                     --
  License agreement                                                             --                530,000
                                                                      ------------           ------------
      TOTAL OTHER ASSETS                                                        --                530,000
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $         --           $    571,260
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    286,225
  Notes payable to shareholder                                             829,598                837,490
  Accounts payable - trade                                                      --                  4,570
  Accrued interest payable                                                  81,451                 50,072
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          1,196,274              1,178,357
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                  1,196,274              1,178,357
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value. 75,000,000 shares
   authorized. none issued and outstanding                                      --                     --
  Common stock - $0.001 par value. 750,000,000 shares
   authorized. 17,268,427 and 16,309,916 shares
   issued and outstanding                                                   17,268                 16,310
  Additional paid-in capital                                            23,826,147             23,579,289
  Accumulated deficit                                                  (25,039,689)           (24,202,696)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,196,274)              (607,097)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --           $    571,260
                                                                      ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.

                    The X-Change Corporation and Subsidiaries
      Restated Consolidated Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2011 and 2010
                                  (Unaudited)

                                                 Nine months       Nine months      Three months     Three months
                                                   ended             ended             ended            ended
                                                September 30,     September 30,     September 30,    September 30,
                                                    2011              2010              2011             2010
                                                ------------      ------------      ------------     ------------
REVENUES - net of returns and allowances        $         --      $         --      $         --     $         --
COST OF SALES                                             --                --                --               --
                                                ------------      ------------      ------------     ------------
GROSS PROFIT                                              --                --                --               --
                                                ------------      ------------      ------------     ------------
OPERATING EXPENSES
  General and administrative expenses                 93,466            93,302            18,090           28,762
                                                ------------      ------------      ------------     ------------
TOTAL OPERATING EXPENSES                              93,466            93,302            18,090           28,762
                                                ------------      ------------      ------------     ------------
LOSS FROM OPERATIONS                                 (93,466)          (93,302)          (18,090)         (28,762)

OTHER INCOME (EXPENSE)
  Interest expense, including amortization
   of financing fees and note discounts             (201,413)         (202,188)         (201,413)         (38,621)
  Loss on rescinded acquisition of Old
   West Entertainment Corp.                         (500,854)               --          (500,854)              --
  Impairment of non-operating assets
   acquired in note foreclosure                      (41,260)               --                --               --
                                                ------------      ------------      ------------     ------------
TOTAL OTHER INCOME (EXPENSE)                        (743,527)         (202,188)         (702,267)         (38,621)
                                                ------------      ------------      ------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                         (836,993)         (295,490)         (720,357)         (67,383)

PROVISION FOR INCOME TAXES                                --                --                --               --
                                                ------------      ------------      ------------     ------------
NET LOSS                                            (836,993)         (295,490)         (720,357)         (67,383)

OTHER COMPREHENSIVE INCOME                                --                --                --               --
                                                ------------      ------------      ------------     ------------

COMPREHENSIVE LOSS                              $   (836,993)     $   (295,490)     $   (720,357)    $    (67,383)
                                                ============      ============      ============     ============
Net loss per weighted-average share of
 common stock outstanding, calculated on
 Net Loss - basic and fully diluted             $      (0.05)     $      (0.05)     $      (0.04)    $      (0.01)
                                                ============      ============      ============     ============
Weighted-average number of shares
 of common stock outstanding                      15,962,024         5,452,963        16,601,528        5,513,000
                                                ============      ============      ============     ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.

                    The X-Change Corporation and Subsidiaries
                 Restated Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2011 and 2010
                                   (Unaudited)

                                                                                 RESTATED
                                                                                Nine months          Nine months
                                                                                  ended                ended
                                                                               September 30,        September 30,
                                                                                   2011                 2010
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (836,993)          $ (295,490)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                      --               76,694
     Expenses paid with common stock                                                25,000                   --
     Loss on rescinded acquisition of Old West Entertainment Corp.                 500,854                   --
     Impairment of non-operating assets acquired in note foreclosure                41,260                   --
     Effect of issuance of common stock at less than "fair value"                  125,962                   --
     Interest expense paid with common stock                                            --               57,756
  Increase (Decrease) in
     Accounts payable and other                                                     (4,570)              31,396
     Accrued interest payable                                                       71,379               67,738
                                                                                ----------           ----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (77,108)             (61,906)
                                                                                ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                    --                   --
                                                                                ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from exercise of warrants                                           10,000                   --
  Cash received on related party line of credit                                     67,108               60,865
                                                                                ----------           ----------
           NET CASH USED IN FINANCING ACTIVITIES                                    77,108               60,865
                                                                                ----------           ----------
DECREASE IN CASH                                                                        --               (1,041)
Cash at beginning of period                                                             --                1,080
                                                                                ----------           ----------

CASH AT END OF PERIOD                                                           $       --           $       39
                                                                                ==========           ==========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $       --           $       --
                                                                                ==========           ==========
  Income taxes paid for the period                                              $       --           $       --
                                                                                ==========           ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock issued for license agreement                                     $ (530,000)          $       --
                                                                                ==========           ==========
  Conversion of Debenture Payable into Common Stock                             $    1,000           $   32,000
                                                                                ==========           ==========
  Repayment of Note Payable to Stockholder with Common Stock                    $   75,000           $       --
                                                                                ==========           ==========
  Payment of Accrued Interest Payable to Stockholder with Common Stock          $   40,000           $       --
                                                                                ==========           ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                           these financial statements.

                    The X-Change Corporation and Subsidiaries
               Notes to Restated Consolidated Financial Statements
                    September 30, 2011 and December 31, 2010


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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

On August 18, 2011, The X-Change Corporation (Company) entered into an Asset Purchase Agreement (Agreement) with Old West Entertainment Corp. (Old West), a Nevada corporation, a privately-owned company which was not affiliated with the Company. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company would also assume all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost." As consideration for this Agreement, the Company issued one million shares (1,000,000) of its common stock, in restricted form, to Old West.

As part of this Agreement, Molina was issued five million shares (5,000,000) of the Company's common stock for his management services for a period of one year and Molina was appointed President and CEO of the Company as well as acting CFO. The Company also issued five million shares (5,000,000) of its common stock in restricted form to the Bogat Family Trust (Bogat Trust) on behalf of Raymond Dabney (Dabney) as consideration for the management services Mr. Dabney will be providing to the Company in operating the music and entertainment portion of the business for a period of one year. Neither Molina, Dabney or the Bogat Trust are shareholders of Old West. Old West's sole shareholder, officer and director is Mark Jordan. Mr. Jordan, Molina and the Bogat Trust were non-related and non-affiliates of the Company prior to this transaction.

On February 22, 2012, the Company entered into a Repurchase Agreement (Repurchase Agreement) with Old West, Molina and the Bogat Trust. As a part of the Repurchase Agreement, the Company is transferred all of the aforementioned assets back to Old West in exchange for Old West returning the shares which the Company issued to it as part of the original Asset Purchase Agreement. A complete copy of the Repurchase Agreement was attached as an exhibit to a Current Report on Form 8-K on or about March 5, 2012 and the effect of the Repurchase Agreement was to make the initial agreement null and void Ab Initio.

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

These financial statements reflect the books and records of the Company as of and for respective nine and three month periods ended September 30, 2011 and 2010, respectively. All intercompany transactions, if any, have been eliminated in consolidation.

NOTE C - GOING CONCERN UNCERTAINTY

As of September 30, 2011 and December 31, 2010, respectively, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of a liquidated former subsidiary. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

1.   Cash and cash equivalents - continued

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

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2011 and December 31, 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


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

     As of September 30, 2011 and 2010, respectively, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


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

In May 2011, Melissa, Ltd. converted approximately $75,000 in principal and $40,000 of accrued interest into 575,000 shares of restricted, unregistered common stock.

As of September 30, 2011 and December 31, 2010, the outstanding balance on the Melissa Note is approximately $600,073 and $668,239, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through September 30, 2011 and December 31, 2010, respectively, an aggregate of approximately $236,359 and $169,250 has been advanced against this note.

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


NOTE G - DEBT FINANCING ARRANGEMENTS - CONTINUED

LCII Debentures - continued

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

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


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

In May 2011, the Company issued an aggregate 575,000 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $75,000 on the aforementioned notes and approximately $40,000 in accumulated accrued interest. As the valuation of the conversion as stated in the separate note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $115,000 which was classified as "interest expense" in the accompanying financial statements.

                    The X-Change Corporation and Subsidiaries
         Notes to Restated Consolidated Financial Statements - Continued
                    September 30, 2011 and December 31, 2010


NOTE I - COMMON STOCK TRANSACTIONS - CONTINUED

Stock issuances - continued

In July 2011, in connection with the execution of a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship, the Company issued 100,000 shares of restricted, unregistered common stock as an inducement to execute the LOI. This transaction was valued at approximately $25,000 which approximated "fair value" of the Company's securities on the date of issuance.

In August 2011, the Company issued an aggregate 12,252,136 shares of restricted, unregistered common stock to Old West, Molina and the Bogat Trust, as previously discussed. Concurrent with the rescission of this transaction, the Company recovered 11,000,000 shares of the 12,252,136 shares originally issued. Approximately 1,252,136 shares remained in the possession of Old West, Molina and/or the Bogat Trust. These net 1,252,136 shares remaining outstanding were initially valued at an agreed-upon value of approximately $25,042. As the agreed-upon transaction valuation was below the "fair value" of the shares issued, the Company experienced an additional non-cash charge to operations of approximately $475,812. The aggregate approximately $500,854 was charged to operations as "Loss on rescinded acquisition of Old West Entertainment Corp." in the accompanying financial statements to reflect the net economic event related to these transactions.

NOTE J - SUBSEQUENT EVENTS

In October and November 2011, the Company issued an aggregate 6,800,000 shares of free-trading common stock in settlement of approximately $13,600 of debt on the books of Old West Entertainment Corp. while Old West was an operating component of the Company and prior to the March 2012 rescission of the entire transaction. As the debt reduction was less than the "fair value" of the shares issued, the Company recognized an additional non-cash charge to operations of approximately $1,091,000 which will be recognized as "Loss on rescinded acquisition of Old West Entertainment Corp." in the Company's 4th quarter financial statements.

On  March  20,  2012,  the  Company  issued   8,747,864  shares  of  restricted,
unregistered shares to Melissa CR 364, Ltd. in partial repayment of approximately $17,496 in notes payable principal. As the valuation of the conversion as stated in the respective note agreements was below the "fair value" of the securities issued, the Company will experience a non-cash charge to operations of approximately $1,494,684 which will be classified as "interest expense" in the Company's financial statements.

During March and April 2012, the Company has placed approximately 100,000 acres in eastern Montana and western North Dakota under lease for oil and gas exploration, subject to the completion of due diligence and the acquisition of capital necessary to perform under the terms of the arrangement.

Management has evaluated all activity of the Company through April 30, 2012 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all rights, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost." In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West.

As part of the Agreement, Molina/Frost was issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock and was appointed President and CEO of the Company. The Company also issued 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust was to provide to the Company in operating the music and entertainment portion of the business.

On February 22, 2012, the Company entered into a Repurchase Agreement (Repurchase Agreement) with Old West, Molina and the Bogat Trust. As a part of the Repurchase Agreement, the Company is transferred all of the aforementioned assets back to Old West in exchange for Old West returning the shares which the Company issued to it as part of the original Asset Purchase Agreement. A complete copy of the Repurchase Agreement was attached as an exhibit to a Current Report on Form 8-K on or about March 5, 2012 and the effect of the Repurchase Agreement was to make the initial agreement null and void Ab Initio.

During March and April 2012, the Company has placed approximately 100,000 acres in eastern Montana and western North Dakota under lease for oil and gas exploration, subject to the completion of due diligence and the acquisition of capital necessary to perform under the terms of the arrangement.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 and 2010, respectively.

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were approximately $93,000, respectively. During the first quarter of 2011, the Company expended additional funds on various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed above, which were in excess of comparable expenses for the first quarter of 2010. Further, much of the general and administrative expenses expended during the quarters ended in June and September 2011 were expended by the Company in order to remain current with its reporting requirements under the Securities Exchange Act of 1934, as amended. Since the 1st quarter of Calendar 2009, the Company has been virtually dormant due to the foreclosure of the Company's former wholly-owned subsidiary, AirGATE Technologies, Inc. Subsequent to that date, management focused on exploring possible candidates for a business combination transaction. Future expenditure levels will fluctuate depending on the Company's acquisition endeavors.

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

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship located in Freeport, Texas. The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship) (see
Exhibit 99.1 of the Company's Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company's restricted, unregistered common stock was issued to the seller. Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company's common stock held by the CJP Entertainment LLC was returned to the Company and cancelled. As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties. Pursuant to the appropriate accounting literature, this transaction was reflected in the restated financial statements net of all the aforementioned events as of June 30, 2011, as reported on Form 10-Q/A.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada. Prior to this transaction, Old West was not affiliated with or related to the Company or its management. As part of the Agreement, the Company acquired all rights, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost." In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company's common stock to Old West.

As part of the Agreement, Molina/Frost was issued 5,000,000 shares of restricted, unregistered shares of the Company's common stock and was appointed President and CEO of the Company. The Company also issued 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust was to provide to the Company in operating the music and entertainment portion of the business.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $201,000 and $202,000 during the nine months ended September 30, 2011 and 2010, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 were $(0.0x) and $(0.05) based on the weighted-average shares issued and outstanding at the end of each respective period as adjusted for the August 2010 1-for-20 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 and December 31, 2010, respectively, the Company had a working capital of approximately $(1,196,000) and $(1,137,000).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director. However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Corrective Actions

The Company's former management, controlled by Molina and Dabney, failed to comply with the SEC's requirement that the financial statements contained in the Company's original filing on Form 10-Q be reviewed by the Company's auditor. In conjunction with the failure to disclose the August 18, 2011 transaction in our initial Form 10-Q filing done on or about August 19, 2011 was the result of the change in management to Molina and/or Dabney and a lack of oversight on the part of all parties reviewing the filing. Additionally, this information was not made available to certain of our key consulting professionals, including legal counsel and our auditors, so that they were in an appropriate position to advise us on the necessary disclosures and timing thereof.

Concurrent with the February 2012 action, it is the intent of current management to assure that all future events are made known to all appropriate parties for their timely review and inclusion in our filings, as appropriate.

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

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2011, La Jolla Cove Investors, Inc. (LJII) issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 21,375 shares of the Company's common stock. Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company's common stock for $10,000 cash. This conversion was completed on January 5, 2011 with the delivery of the shares to LJII. As the aggregate conversion and exercise price was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $10,962 which was classified as "interest expense" in the accompanying financial statements. The $10,000 in cash proceeds was used to support the working capital needs of the Company.

In May 2011, the Company issued an aggregate 575,000 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $75,000 on the aforementioned line of credit and approximately $40,000 in accumulated accrued interest on the AirGATE note. As the valuation of the conversion as stated in the separate note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $115,000 which was classified as "interest expense" in the accompanying financial statements.

In July 2011, in connection with the execution of a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship, the Company issued 100,000 shares of restricted, unregistered common stock as an inducement to execute the LOI. This transaction was valued at approximately $25,000 which approximated "fair value" of the Company's securities on the date of issuance.

In August 2011, the Company issued an aggregate 12,252,136 shares of restricted, unregistered common stock to Old West, Molina and the Bogat Trust, as previously discussed. Concurrent with the rescission of this transaction, the Company recovered 11,000,000 shares of the 12,252,136 shares originally issued. Approximately 1,252,136 shares remained in the possession of Old West, Molina and/or the Bogat Trust. These net 1,252,136 shares remaining outstanding were initially valued at an agreed-upon value of approximately $25,042. As the agreed-upon transaction valuation was below the "fair value" of the securities issued, the Company experienced an additional non-cash charge to operations of approximately $475,812. The aggregate approximately $500,854 was charged to operations as "Loss on rescinded acquisition of Old West Entertainment Corp." in the accompanying financial statements to reflect the net economic event related to these transactions.

In October and November 2011, the Company issued an aggregate 6,800,000 shares of free-trading common stock in settlement of approximately $13,600 of debt on the books of Old West Entertainment Corp. while Old West was an operating component of the Company and prior to the March 2012 rescission of the entire transaction. As the debt reduction was less than the "fair value" of the shares issued, the Company recognized an additional non-cash charge to operations of approximately $1,091,000 which will be recognized as "Loss on rescinded acquisition of Old West Entertainment Corp." in the Company's 4th quarter financial statements.

On  March  20,  2012,  the  Company  issued   8,747,864  shares  of  restricted,
unregistered shares to Melissa CR 364, Ltd. in partial repayment of approximately $17,496 in notes payable principal. As the valuation of the conversion as stated in the respective note agreements was below the "fair value" of the securities issued, the Company will experience a non-cash charge to operations of approximately $1,494,684 which will be classified as "interest expense" in the Company's financial statements.

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

                                        THE X-CHANGE CORPORATION


Dated: May 4, 2012                      By: /s/ R. Wayne Duke
                                            ---------------------------------
                                            R. Wayne Duke
                                            Chairman, Chief Executive Officer,
                                            Acting Chief Financial Officer and
                                            Director