Form 10-K
period 2011-12-31
X-CHANGE CORP
filed 2012-05-07
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 27, 2012 was approximately $5,351,662 based upon 15,290,463 shares held by non-affiliates and a closing market price of $0.35 per share on April 27, 2012, as reported on www.bigcharts.com.

As of April 19, 2012, there were 41,564,155 shares of Common Stock issued and outstanding.

                            THE X-CHANGE CORPORATION

                                INDEX TO CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Business                                                              3
Item 1A  Risk Factors                                                          6
Item 1B  Uncleared Staff Comments                                              6
Item 2   Properties                                                            6
Item 3   Legal Proceedings                                                     6
Item 4   Mine Safety Disclosures                                               7

PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities                             7
Item 6   Selected Financial Data                                              10
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10
Item 7A  Quantitative and Qualitative Disclosures About Market Risk           13
Item 8   Financial Statements and Supplementary Data                          13
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 13
Item 9A  Controls and Procedures                                              13
Item 9B  Other Information                                                    14

PART III

Item 10  Directors, Executive Officers and Corporate Governance               14
Item 11  Executive Compensation                                               16
Item 12  Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          17
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                 17
Item 14  Principal Accountant Fees and Services                               18

PART IV

Item 15  Exhibits and Financial Statement Schedules                           18

SIGNATURES                                                                    19

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

On December 27, 2010, the Company formally changed the corporate name of Commerce Services, Inc. to PolySilicon, Inc. to conduct the business activities related to the acquisition of any intellectual property of 21-Century Silicon, Inc. PolySilicon, Inc. (formerly Commerce Services, Inc.) had no history of operations or other economic activity since its formation on March 24, 2010.

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

On August 18, 2011, The X-Change Corporation (Company) entered into an Asset Purchase Agreement (Agreement) with Old West Entertainment Corp. (Old West), a Nevada corporation, a privately-owned company which was not affiliated with the Company. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company would also assume all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina Jr. (Molina), also known in the music business as "Frost." As consideration for this Agreement, the Company issued one million shares (1,000,000) of its common stock, in restricted form, to Old West.

As part of this Agreement, Molina was issued five million shares (5,000,000) of the Company's common stock for his management services for a period of one year and Molina was appointed President and CEO of the Company as well as acting CFO. The Company also issued five million shares (5,000,000) of its common stock in restricted form to the Bogat Family Trust (Bogat Trust) on behalf of Raymond Dabney (Dabney) as consideration for the management services Mr. Dabney was to provide to the Company in operating the music and entertainment portion of the business for a period of one year. Neither Molina, Dabney or the Bogat Trust were shareholders of Old West. Old West's sole shareholder, officer and director is Mark Jordan. Mr. Jordan, Molina and the Bogat Trust were non-related and non-affiliates of the Company prior to this transaction.

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

ITEM 3 - LEGAL PROCEEDINGS

"La Jolla Cove Investors, Inc. v. The X-Change Corporation and Does 1-10", Superior Court of California, County of San Diego, filed December 8, 2011, Case 37-2011-00102204-CU-CO-CTL. Plaintiff "La Jolla Cove Investors, Inc." (LJII) filed a Complaint for Breach of Contract against the Company alleging that the Company failed to comply with the terms and conditions of the 6-1/4% Convertible Note, dated August 29, 2007 and the 6-1/4% Convertible Note, dated October 9, 2007 and has refused to honor Conversion Notices tendered on and subsequent to July 6, 2011. LJII is requesting an acceleration of the cumulative debt totaling approximately $400,838 and additional interest of approximately $48 per day after October 1, 2011, plus fees, costs, expenses and disbursements associated with this action.

On April 19, 2012, the Company filed a Cross Complaint against LJII alleging a default by LJII due to LJII's failure to exercise and fund the contractually linked proportionate number of warrants accompanying Conversion Notices exercised between October 2008 and January 2011 despite the Company's tender of demand letters for payment. The Company is requesting approximately $475,000 for the unfunded mandatory warrant exercise; prejudgment interest at 10%, commencing March 26, 2010; various injunctive releases and associated costs and fees.

The Company is unable to ascertain the potential outcome of these actions and is of the opinion that no material impact on the Company's financial position will occur.

ITEM 4 - MINE SAFETY DISCLOSURES

None

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

                                                        High             Low
                                                        ----             ---
Year ended December 31, 2010
  Quarter ended March 31                               $ 0.184          $ 0.78
  Quarter ended June 30                                $ 0.32           $ 1.58
  Quarter ended September 30                           $ 0.05           $ 1.00
  Quarter ended December 31                            $ 0.441          $ 1.00

Year ended December 31, 2011
  Quarter ended March 31                               $ 0.74           $ 0.27
  Quarter ended June 30                                $ 0.40           $ 0.15
  Quarter ended September 30                           $ 0.20           $ 0.05
  Quarter ended December 31                            $ 0.30           $ 0.04

Year ending December 31, 2012
  Quarter ended March 31                               $ 0.30           $ 0.04

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

In October and November 2011, the Company issued an aggregate 6,800,000 shares of free-trading common stock in settlement of approximately $13,600 of debt on the books of Old West Entertainment Corp. while Old West was an operating component of the Company and prior to the March 2012 rescission of the entire transaction. As the debt reduction was less than the "fair value" of the shares issued, the Company recognized an additional non-cash charge to operations of approximately $1,091,000 was recognized as "Loss on rescinded acquisition of Old West Entertainment Corp." during the 4th quarter.

Common Stock Warrants

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants issued and outstanding as of December 31, 2011 with exercise prices between $0.70 and $20.00 per share.

                                                        Number of      Weighted
                                                         Warrant       Average
                                                         Shares         Price
                                                         ------         -----
Balance at January 1, 2010                             15,819,352       $0.63
                                                      ===========       =====
Exercised                                                (320,000)
Cancelled pursuant to 2009 debt cancellation           (2,591,500)
Effect of reverse split                               (11,533,096)
Cancellation of 2007 A & B warrants                      (372,500)
Issue of replacement 2007 A & B warrants                  372,510
                                                      -----------

Balance at December 31, 2010                              607,016       $5.72
                                                      ===========       =====
Issued                                                         --
Exercised                                                 (10,000)
Surrendered at debt cancellation                               --
Expired                                                        --
                                                      -----------

Balance at December 31, 2011                              597,016       $5.72
                                                      ===========       =====

As of December 31, 2011, the warrants break down as follows:

                          # warrants      exercise price
                          ----------      --------------
                            372,510          $    0.70
                             58,825          $    1.40
                             13,300          $    4.00
                             10,000          $    8.00
                              6,768          $   12.00
                             13,613          $   20.00
                            597,016          $    5.72

                          # warrants       expiring in
                          ----------       -----------
                            135,613          2010 (*)
                            424,278          2012
                             37,125          2018
                            -------

                            597,016
                            =======

----------
(*) The warrants which expired in 2010 are an integral component of the LJII financing as previously discussed. See Item 3 - Legal Proceedings.

Repurchases of Equity Securities

We did not purchase any of our equity securities during 2011 and 2010.

Equity Compensation

During 2011 and 2010, respectively, we did not issue any shares of our common stock to consultants. We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.

During 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan allowing for stock options to be issued to employees, directors and consultants of up to 6,000,000 shares in the aggregate. The Plan was not presented to nor approved by a vote of the Company's stockholders and provides for the issuance of incentive stock options and non-statutory options for common stock to the Company's employees, directors and consultants. The exercise price of each option may not be less than the trading price of the Company's stock on the date of the option grant. The options generally vest over a four year period and have a maximum term of ten years. Upon the 2008 foreclosure on our operating subsidiary, AirGATE, all outstanding stock options were cancelled. No options were exercised from their initial issuance through the December 31, 2008 effective disposition of this subsidiary. Additionally, no options have been granted subsequent to December 31, 2008.

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

As of December 31, 2011 and 2010, respectively, there were no shares of preferred stock issued and outstanding.

Restricted Securities

As of December 31, 2011, per our stock transfer agent, we had approximately 17,545,728 shares of common stock which may be considered to meet the definition and requirements of "restricted securities" as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

(2) RESULTS OF OPERATIONS

The Company had no revenue, except for nominal interest income, for either of the years ended December 31, 2011 and 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $111,000 and $127,000, respectively. The 2011 and 2010 expenditures relate, principally, to the Company's attempts to find a suitable business combination partner as well as adminstrative costs, including professional and consulting fees, related to the maintenance of the corporate entity and the Company's continued compliance with the requirements of the Securities Exchange Act of 1934.

The Company recognized aggregate interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $223,000 and $5,176,000 during each of the years ended December 31, 2011 and 2010, respectively. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s). As of this filing, La Jolla Cove Investors has not made a demand for payment on the matured debenture.

Management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.11) and $(0.83) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(4) PLAN OF BUSINESS

During March and April 2012, the Company has placed approximately 100,000 acres in eastern Montana and western North Dakota under lease for oil and gas exploration, subject to the completion of due diligence and the acquisition of capital necessary to perform under the terms of the arrangement. Our immediate future plans involve the development of capital and commencement of operations to facilitate the exploration of these properties.

(5) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 and 2010, respectively, the Company had a working capital of approximately $(1,235,000) and $(1,137,000).

Our current business plan will require additional capital; however, our management team has identified the potential future needs related to the eastern-Montana/western-North Dakota oil & gas leases; however, has not been able to predict the availability of additional capital with any appropriate degree of accuracy at this time. However, there is no assurance that we will be successful in the development or operation of the business ventures we anticipate developing.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the
Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a business combination transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

ITEM 9B - OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers serving the Company are as follows:

Name                  Age                Position Held and Tenure
----                  ---                ------------------------
R. Wayne Duke         72          President, Chief Executive Officer, Chief
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

BIOGRAPHICAL INFORMATION

R. Wayne Duke became our Chairman, President, Chief Financial Officer and Secretary in March 2012 and is responsible for the Company's overall operations. Mr. Duke was formerly our Chairman, President, acting Chief Financial Officer and Secretary during parts of 2008 and 2009.

Mr. Duke is the sole officer and director of K&D Equity Investments, Inc. He is also the Chief Executive Officer of USMetrics, Inc. a parts supplier to the Maintenance, Repair and Overhaul industry, and the Chairman and CEO of Industrial Clearinghouse, Inc., an MRO excess inventory clearinghouse. Through February 2008, Mr. Duke was an officer or director of Brighton Oil & Gas, Inc. (currently Cannabis Science, Inc. (OTCBB: CBIS)). Mr. Duke holds a BBA in Finance and a Masters Degree in Business from The University of North Texas.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange

Commissioner and to provide us with copies of those filings. Based solely on our inquiries and absence of any copies received by us and/or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2011 that all eligible persons were not in compliance with the requirements of Section 16(a).

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

                           SUMMARY COMPENSATION TABLE
                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Non-qualified
                                                                     Incentive     Deferred        All
 Name and                                                              Plan         Compen-       Other
 Principal                                      Stock       Option    Compen-       sation       Compen-
 Position       Year   Salary($)    Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------       ----   ---------    --------   ---------   ---------  ---------    -----------   ---------  ---------
Arturo Molina   2011   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
Former CEO

Haviland Wright 2011   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
Former CEO      2010   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
                2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-

R. Wayne Duke   2009   $    -0-     $   -0-     $  -0-     $    -0-      $-0-          $-0-        $-0-     $    -0-
CEO

As of December 31, 2011, the Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

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

                                       Number of shares      Number of shares     Beneficial        Percent
     Name and address                   directly owned       indirectly owned     ownership(1)     of class(2)
     ----------------                   --------------       ----------------     -----------      ----------
Melissa CR 364 LTD (3)                   17,495,728                --             17,495,728         42.09%
Deutsche Holdings, Ltd. (4)               2,465,894                --              2,465,894          5.93%
South Beach Live, Inc. (3)                   50,000                --                 50,000           .12%
Officers and Directors as a group (5)            --                --                     --          0.00%

----------
(1) On April 19, 2012, there were 41,564,155 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.
(2) In determining the percent of voting stock owned by a person on April 19, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 41,564,155 shares of common stock outstanding on April 19, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities (approximately 135,603 shares on the exercise of the LaJolla outstanding warrants and approximately 5,704,500 shares to be issued if there was total conversion of the LaJolla debenture at January 12, 2011, the date of the last debenture conversion notice) - approximately 5,840,103 beneficial shares in total. Given the existing litigation, it is currently uncertain on the ultimate ability of LaJolla to convert or the Company's obligation to accept any conversion notice. Accordingly, neither the numerator nor the denominator includes the La Jolla shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities in existence as of the date of this filing.
(3) The contact address for the listed stockholder is 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243.
(4) The contact address for Deutsche Holdings, Ltd. is Shirley St., P. O. Box N-3950, Nassau, Bahamas.
(5) Our current sole officer and director does not own any of our equity securities.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA:

                                                   Year ended       Year ended
                                                   December 31,     December 31,
                                                      2011              2010
                                                    --------          --------
1 Audit fees                                        $ 26,610          $ 27,138
1 Audit-related fees                                      --                --
2 Tax fees                                                --                --
3 All other fees                                          --                --
                                                    --------          --------

Totals                                              $ 26,610          $ 27,138
                                                    ========          ========

1. Audit fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by S.
     W. Hatfield, CPA, our current independent auditors, in connection with statutory and regulatory filings or engagements.
2. Audit Related fees consist of fees billed for assurance and related services by our principal accountant that are related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.
3. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We have considered whether the provision of any non-audit services, currently, in the past or in the future, is compatible with either S. W. Hatfield, CPA maintaining their respective independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

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

                    (Financial Statements begin on next page)

                            THE X-CHANGE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM            F-2

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 2011 and 2010               F-3

  Consolidated Statements of Operations and Comprehensive Loss for the
   years ended December 31, 2011 and 2010                                    F-4

  Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
   the years ended December 31, 2011 and 2010                                F-5

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2011 and 2010                                                F-6

  Notes to Consolidated Financial Statements                                 F-7

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying consolidated balance sheets of The X-Change Corporation (a Nevada corporation) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for each of the years ended December 31, 2011 and 2010, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of The X-Change Corporation as of December 31, 2011 and 2010 and the consolidated results of its operations and cash flows for each of the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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


                                            /s/ S. W. Hatfield, CPA
                                            ------------------------------------
                                            S.W. HATFIELD, CPA
Dallas, Texas
April 30, 2012

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2011 and 2010

                                                                            December 31,           December 31,
                                                                                2011                   2010
                                                                            ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                                  $         --           $         --
  Note receivable                                                                     --                 40,714
  Interest receivable                                                                 --                    546
                                                                            ------------           ------------
      TOTAL CURRENT ASSETS                                                            --                 41,260
                                                                            ------------           ------------
OTHER ASSETS
  License agreement                                                                   --                530,000
  Prepaid debt financing fees, net of accumulated
   amortization of approximately $29,333, respectively                                --                     --
                                                                            ------------           ------------
      TOTAL OTHER ASSETS                                                              --                530,000
                                                                            ------------           ------------

      TOTAL ASSETS                                                          $         --           $    571,260
                                                                            ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount                $    285,225           $    286,225
  Notes payable to shareholder                                                   829,598                834,490
  Accounts payable - trade                                                        13,704                  4,570
  Accrued interest payable                                                       106,632                 50,072
                                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                                1,235,159              1,178,357
                                                                            ------------           ------------
      TOTAL LIABILITIES                                                        1,235,159              1,178,357
                                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value. 3,750,000 shares authorized
   none issued and outstanding                                                        --                     --
  Common stock - $0.001 par value. 37,500,000 shares authorized
   24,068,427 and 16,309,916 shares issued and outstanding                        24,068                 16,310
  Additional paid-in capital                                                  24,924,147             23,579,289
  Accumulated deficit                                                        (26,183,374)           (24,202,696)
                                                                            ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                             (1,235,159)              (607,097)
                                                                            ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $    571,260           $    571,260
                                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2011 and 2010

                                                                           Year ended             Year ended
                                                                           December 31,           December 31,
                                                                               2011                   2010
                                                                           ------------           ------------
REVENUES - net of returns and allowances                                   $         --           $         --
COST OF SALES                                                                        --                     --
                                                                           ------------           ------------
GROSS PROFIT                                                                         --                     --
                                                                           ------------           ------------
OPERATING EXPENSES
  General and administrative expenses                                           111,242                127,417
                                                                           ------------           ------------
TOTAL OPERATING EXPENSES                                                        111,242                127,417
                                                                           ------------           ------------
LOSS FROM OPERATIONS                                                           (111,242)              (127,417)

OTHER INCOME (EXPENSE)
  Interest income                                                                    --                    546
  Interest expense                                                             (222,522)            (5,100,478)
  Amortization of financing fees and note discounts                                  --                (76,694)
  Loss on rescinded acquisition of Old West Entertainment Corp.              (1,605,654)                    --
  Impairment of non-operating assets acquired in note foreclosure               (41,260)                    --
                                                                           ------------           ------------
TOTAL OTHER INCOME (EXPENSE)                                                 (1,869,436)            (5,176,626)
                                                                           ------------           ------------
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                       (1,980,678)            (5,304,043)

PROVISION FOR INCOME TAXES                                                           --                     --
                                                                           ------------           ------------
LOSS FROM OPERATIONS                                                         (1,980,678)            (5,304,043)

OTHER COMPREHENSIVE INCOME                                                           --                     --
                                                                           ------------           ------------

COMPREHENSIVE LOSS                                                         $ (1,980,678)          $ (5,304,043)
                                                                           ============           ============
Net loss per weighted-average share of common stock outstanding,
 calculated on Net Loss - basic and fully diluted                          $      (0.11)          $      (0.83)
                                                                           ============           ============

Weighted-average number of shares of common stock outstanding                17,541,720              6,403,235
                                                                           ============           ============


   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years ended December 31, 2011 and 2010

                                                Common Stock        Additional
                                           ---------------------      Paid-in        Accumulated
                                           Shares         Amount      Capital         Deficit           Total
                                           ------         ------      -------         -------           -----
BALANCES AT JANUARY 1, 2010                5,317,378     $  5,317    $17,830,580    $(18,898,653)    $(1,062,756)

Common stock issued for
  Debenture conversion                       195,122          195         31,805              --          32,000
  Effect of issuance at less than
   "fair value"                                   --           --         57,756              --          57,756
  Payment of note principal and
   accrued interest                        9,797,416        9,798        186,150              --         195,948
  Effect of issuance at less than
   "fair value"                                   --           --      4,943,998              --       4,943,998
  Acquisition of License Agreement         1,000,000        1,000        529,000              --         530,000

Replacement and  repricing of 2007
 A & B stock  warrants  issued in
  conjunction with a private placement
  sale of common stock                            --           --        298,000              --         298,000
 Less cost of raising capital                     --           --       (298,000)             --        (298,000)

Net loss for the year                             --           --             --      (5,304,043)     (5,304,043)
                                         -----------     --------    -----------    ------------     -----------
BALANCES AT DECEMBER 31, 2011             16,609,916       16,310     23,579,289     (24,202,696)       (607,097)

Rescission of License Agreement           (1,000,000)      (1,000)      (529,000)             --        (530,000)

Common stock issued for
  Debenture conversion and
   exercise of warrant                        31,375           31         10,969              --          11,000
  Effect of issuance at
   less than "fair value"                         --           --         10,963              --          10,963
  Debt conversion                            575,000           57        114,943              --         115,000
  Effect of issuance at
   less than "fair value"                         --           --        115,000              --         115,000
  Consulting fees                            100,000          100         24,900              --          25,000

Acquisition of Old West
  Entertainment Corp.                     12,252,136       12,252         42,791              --          55,053
  Recovery of shares upon
   rescission of transaction             (11,000,000)     (11,000)       (19,000)             --         (30,000)
  Effect of issuance at
   less than "fair value"                         --           --        475,812              --         475,812
  Settlement of Old West
   Entertainment Corp. debt                6,800,000        6,800          6,800              --          13,600
  Effect of issuance at
   less than "fair value"                         --           --      1,091,000              --       1,091,000

Net loss for the year                             --           --             --      (1,980,678)     (1,980,678)
                                         -----------     --------    -----------    ------------     -----------

BALANCES AT DECEMBER 31, 2010             16,309,916     $ 16,310    $23,579,289    $(26,183,374)    $(1,235,139)
                                         ===========     ========    ===========    ============     ============


   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2011 and 2010

                                                                                 Year ended             Year ended
                                                                                December 31,           December 31,
                                                                                    2011                   2010
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                         $ (1,980,678)          $ (5,304,043)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                        --                 76,694
     Effect of issuance of common stock at less than "fair value"                  1,692,775              5,001,754
     Loss on rescinded acquisition of Old West Entertainment Corp.                    38,841                     --
     Impairment of non-operating assets acquired in note foreclosure                  41,260                     --
     Expenses paid with common stock                                                  25,000                     --
     Interest expense capitalized as principal                                            --                     --
     Interest expense paid with common stock                                              --                    568
  (Increase) Decrease in
     Interest receivable                                                                  --                   (546)
  Increase (Decrease) in
     Accounts payable - trade                                                          9,134                  3,325
     Accrued interest payable                                                         96,560                 98,724
                                                                                ------------           ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (77,108)              (124,092)
                                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash advanced on note receivable                                                        --                (40,714)
                                                                                ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                                          --                (40,714)
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on exercise of warrant                                                10,000                     --
  Cash received on related party notes payable                                        67,108                163,726
                                                                                ------------           ------------
           NET CASH USED IN FINANCING ACTIVITIES                                      77,108                163,726
                                                                                ------------           ------------
INCREASE (DECREASE) IN CASH                                                               --                 (1,080)
Cash at beginning of period                                                               --                  1,080
                                                                                ------------           ------------

CASH AT END OF PERIOD                                                           $         --           $         --
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $         --           $         --
                                                                                ============           ============
  Income taxes paid for the period                                              $         --           $         --
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Convertible debenture converted to common stock                               $      1,000           $     32,000
                                                                                ============           ============
  Note payable and accrued interest payable to related party converted
   to common stock                                                              $    115,000           $    195,948
                                                                                ============           ============
  Common stock issued for license agreement                                     $         --           $    530,000
                                                                                ============           ============
  Common Stock returned with cancellation of license agreement                  $   (530,000)          $         --
                                                                                ============           ============
  Conversion of Debenture Payable into Common Stock                             $      1,000           $         --
                                                                                ============           ============
  Repayment of Note Payable to Stockholder with Common Stock                    $     75,000           $         --
                                                                                ============           ============
  Payment of Accrued Interest Payable to Stockholder with Common Stock          $     40,000           $         --
                                                                                ============           ============


   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2011 and 2010


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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On August 18, 2011, The X-Change Corporation (Company) entered into an Asset Purchase Agreement (Agreement) with Old West Entertainment Corp. (Old West), a Nevada corporation, a privately-owned company which was not affiliated with the Company. As part of the Agreement, the Company acquired all right, title and interest in all of Old West's Operating Entertainment Business (Assets). The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business. The Company would also assume all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina Jr. (Molina), also known in the music business as "Frost." As consideration for this Agreement, the Company issued one million shares (1,000,000) of its common stock, in restricted form, to Old West.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of the Company as of and for years ended December 31, 2011 and 2010, respectively.

NOTE C - GOING CONCERN UNCERTAINTY

As of December 31, 2011 and 2010, respectively, the Company has no operations, limited cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2011 and 2010, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

5. Income taxes - continued

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

As of December 31, 2011 and 2010, respectively, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


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

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the years ended December 31, 2011 and 2010, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

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

After the application of the $100,000 principal payment against the outstanding principal under the Note, the outstanding principal owed under the Note was $697,794. Interest payments were due on the 15th of each month beginning December 15, 2008. If either the Company and/or AirGATE completes a corporate financing transaction before December 15, 2008, whereby either the Company and/or AirGATE receives in excess of $300,000 through the issuance of debt or equity or a combination thereof, the Company and/or AirGATE agreed to remit to Melissa Ltd. in payment of the obligations under the Melissa Note, the entire net proceeds of such transaction, or such smaller amount of net proceeds as is necessary to pay the entire outstanding principal amount of the Melissa Note, plus all accrued interest.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE G - DEBT FINANCING ARRANGEMENTS

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

As of December 31, 2011 and , 2010, respectively, the outstanding balance on the Melissa Note is approximately $615,025 and $668,239, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through December 31, 2011 and 2010, respectively, an aggregate of approximately $236,359 and $169,250 has been advanced against this note.

LCII Debentures

During the quarter ending December 30, 2007, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("LCII") providing for two convertible debentures totaling $400,000 with two corresponding sets of non-detachable warrants totaling 4,000,000 shares with an exercise price of $1.00. The convertible debentures accrue interest at 6-1/4% until converted or the expiration of their three year term. The respective debentures matured in August 2010; however, in the absence of a formal extension agreement, both parties have agreed to stay the maturity and allow future conversions and warrant exercises to occur.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE G - DEBT FINANCING ARRANGEMENTS - CONTINUED

LCII Debentures - continued

At December 30, 2011 and 2010, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225 and $286,225.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010, respectively, are as follows:

                                               Year ended           Year ended
                                               December 31,         December 31,
                                                  2011                 2010
                                                --------             --------
Federal:
  Current                                       $     --             $     --
  Deferred                                            --                   --
                                                --------             --------
State:
  Current                                             --                   --
  Deferred                                            --                   --
                                                --------             --------

  Total                                         $     --             $     --
                                                ========             ========

The Company has a cumulative net operating loss carryforward of approximately $4,300,000 as of December 31, 2011 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Year ended             Year ended
                                                             December 31,           December 31,
                                                                 2011                   2010
                                                             ------------           ------------
Statutory rate applied to loss before income taxes           $   (636,000)          $ (1,803,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                   --                     --
  Nondeductible charge for stock issued at less
   than "fair value"                                              576,000              1,701,000
  Nondeductible charge for non-operating asset
   impairment                                                      14,000                     --
  Amortization of nondeductible debt discount                          --                 23,000
  Stock based compensation                                             --                     --
  Tax basis gain on forgiveness of debt                                --                     --
  Other, including use of net operating loss
   carryforward and reserve for deferred tax asset                 46,000                 79,000
                                                             ------------           ------------

       Income tax expense                                    $         --           $         --
                                                             ============           ============

                (Remainder of this page left blank intentionally)

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE H - INCOME TAXES - CONTINUED

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

                                              December 31,        December 31,
                                                  2011                2010
                                              ------------        ------------
Deferred tax assets
  Net operating loss carryforwards            $  1,354,000        $  1,360,000
  Stock based compensation                              --                  --
  Debt discount amortization                       657,000             657,000
  Other                                                 --                  --
                                              ------------        ------------
                                                 2,011,000           2,017,000

Less valuation allowance                        (2,011,000)         (2,017,000)
                                              ------------        ------------

Net Deferred Tax Asset                        $         --        $         --
                                              ============        ============

During the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately 4(6,000) and $111,000, respectively.

NOTE I - PREFERRED STOCK

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

As of December 31, 2011 and 2010, respectively, there were no shares of preferred stock issued and outstanding.

NOTE J - COMMON STOCK TRANSACTIONS

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

Reverse Stock split - continued

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

In December 2010 and December 2010, the Company issued an aggregate 9,797,416 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $50,000 on the aforementioned line of credit and approximately $146,000 in accumulated accrued interest on both the AirGATE and line of credit notes. As the valuation of the conversion as stated in the separate note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $4,950,000 which was classified as "interest expense" in the accompanying financial statements.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE J - COMMON STOCK TRANSACTIONS - CONTINUED

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

In October and November 2011, the Company issued an aggregate 6,800,000 shares of free-trading common stock in settlement of approximately $13,600 of debt on the books of Old West Entertainment Corp. while Old West was an operating component of the Company and prior to the March 2012 rescission of the entire transaction. As the debt reduction was less than the "fair value" of the shares issued, the Company recognized an additional non-cash charge to operations of approximately $1,091,000 was recognized as "Loss on rescinded acquisition of Old West Entertainment Corp." during the 4th quarter.

NOTE K - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company's reverse stock split.

                                                       Number of       Weighted
                                                        Warrant        Average
                                                        Shares          Price
                                                        ------          -----
Balance at January 1, 2010                             15,819,352       $0.63
                                                      ===========       =====
Exercised                                                (320,000)
Cancelled pursuant to 2009 debt cancellation           (2,591,500)
Effect of reverse split                               (11,533,096)
Cancellation of 2007 A & B warrants                      (372,500)
Issue of replacement 2007 A & B warrants                  372,510
                                                      -----------

Balance at December 31, 2010                              607,016       $5.72
                                                      ===========       =====
Issued                                                         --          --
Exercised                                                 (10,000)         --
Expired                                                        --          --
                                                      -----------

Balance at December 31, 2011                              597,016       $5.72
                                                      ===========       =====

As of December 31, 2011, the warrants break down as follows:

                           # warrants     exercise price
                           ----------     --------------
                            372,510          $  0.70
                             58,825          $  1.40
                             13,300          $  4.00
                             10,000          $  8.00
                              6,768          $ 12.00
                             13,613          $ 20.00
                            597,016          $  5.72

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2011 and 2010


NOTE K - COMMON STOCK WARRANTS - CONTINUED

                           # warrants       expiring in
                           ----------       -----------
                            135,613           2010 (*)
                                 --           2011
                            424,278           2012
                                 --           2017
                             37,125           2018
                            -------

                            597,016
                            =======

----------
(*) The warrants expiring in 2010 are an integral component of the LJII financing as previously discussed. As the debenture remains unpaid and LJII is continuing, with the Company's approval, to convert the debenture into common stock and exercise warrants, they are considered to remain outstanding at and subsequent to December 31, 2011.

NOTE L - LITIGATION CONTINGENCY

"La Jolla Cove Investors, Inc. v. The X-Change Corporation and Does 1-10", Superior Court of California, County of San Diego, filed December 8, 2011, Case 37-2011-00102204-CU-CO-CTL.

Plaintiff "La Jolla Cove Investors, Inc." (LJII) filed a Complaint for Breach of Contract against the Company alleging that the Company failed to comply with the terms and conditions of the 6-1/4% Convertible Note dated August 29, 2007 and the 6-1/4% Convertible Note dated October 9, 2007 and has refused to honor Conversion Notices tendered on and subsequent to July 6, 2011. LJII is requesting an acceleration of the cumulative debt totaling approximately $400,838 and additional interest of approximately $48 per day after October 1, 2011, plus fees, costs, expenses and disbursements associated with this action.

On April 19, 2012, the Company filed a Cross Complaint against LJII alleging a default by LJII due to LJII's failure to exercise and fund the contractually linked proportionate number of warrants accompanying Conversion Notices exercised between October 2008 and January 2011 despite the Company's tender of demand letters for payment. The Company is requesting approximately $475,000 for the unfunded contractually linked mandatory warrant exercise; prejudgment interest at 10%, commencing March 26, 2010; various injunctive releases and associated costs and fees.

The Company is unable to ascertain the potential outcome of these actions and is of the opinion that no material impact on the Company's financial position will occur.

NOTE M - SUBSEQUENT EVENTS

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

                        (Signatures follow on next page)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE X-CHANGE CORPORATION


Dated: May 4, 2012                         /s/ R. Wayne Duke
                                           -------------------------------------
                                           R. Wayne Duke
                                           President, Chief Executive Officer
                                           Acting Chief Financial Officer
                                           and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.


Dated: May 4, 2012                         /s/ R. Wayne Duke
                                           -------------------------------------
                                           R. Wayne Duke
                                           President, Chief Executive Officer
                                           Acting Chief Financial Officer
                                           and Director