Form 10-Q
period 2012-03-31
X-CHANGE CORP
filed 2012-05-16
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2012

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 15, 2012: 46,108,791

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                 Form 10-Q for the Quarter ended March 31, 2012

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                               3

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         17

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk        20

  Item 4 - Controls and Procedures                                           20

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 21

  Item 1A - Risk Factors                                                     21

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       21

  Item 3 - Defaults Upon Senior Securities                                   21

  Item 4 - Mine Safety Disclosures                                           21

  Item 5 - Other Information                                                 21

  Item 6 - Exhibits                                                          21

SIGNATURES                                                                   22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2012 and December 31, 2011

                                                                      (Unaudited)              (audited)
                                                                        March 31,             December 31,
                                                                          2012                   2011
                                                                      ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                     --
  Interest receivable                                                           --                     --
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                     --
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $         --           $         --
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    285,225
  Notes payable to shareholder                                             818,877                829,598
  Accounts payable - trade                                                   6,753                 13,704
  Accrued interest payable                                                 131,420                106,632
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          1,242,275              1,235,159
                                                                      ------------           ------------

      TOTAL LIABILITIES                                                  1,242,275              1,235,159
                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
   3,750,000 shares authorized
   none issued and outstanding                                                  --                     --
  Common stock - $0.001 par value
   37,500,000 shares authorized
   32,816,291 and 24,068,427 shares issued and outstanding                  32,816                 24,068
  Additional paid-in capital                                            26,230,189             24,924,147
  Accumulated deficit                                                  (27,505,280)           (26,183,374)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,242,275)            (1,235,159)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --           $         --
                                                                      ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2012 and 2011

                                   (UNAUDITED)

                                                                       Three months           Three months
                                                                          ended                  ended
                                                                         March 31,              March 31,
                                                                           2012                   2011
                                                                       ------------           ------------
REVENUES - net of returns and allowances                               $         --           $         --
COST OF SALES                                                                    --                     --
                                                                       ------------           ------------

GROSS PROFIT                                                                     --                     --
                                                                       ------------           ------------

OPERATING EXPENSES
  General and administrative expenses                                         2,434                 37,560
                                                                       ------------           ------------
      TOTAL OPERATING EXPENSES                                                2,434                 37,560
                                                                       ------------           ------------

LOSS FROM OPERATIONS                                                         (2,434)               (37,560)

OTHER INCOME (EXPENSE)
  Interest income                                                                --                     --
  Interest expense                                                       (1,319,472)               (36,425)
  Loss on rescinded acquisition of Old West Entertainment Corp.                  --                     --
  Impairment of non-operating assets acquired in note foreclosure                --                (41,260)
                                                                       ------------           ------------
      TOTAL OTHER INCOME (EXPENSE)                                       (1,319,472)               (77,685)
                                                                       ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (1,321,906)              (115,247)

PROVISION FOR INCOME TAXES                                                       --                     --
                                                                       ------------           ------------

NET LOSS                                                                 (1,321,906)              (115,247)

OTHER COMPREHENSIVE INCOME                                                       --                     --
                                                                       ------------           ------------

COMPREHENSIVE LOSS                                                     $ (1,321,906)          $   (115,247)
                                                                       ============           ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted                                 $      (0.15)          $      (0.01)
                                                                       ============           ============
Weighted-average number of shares
 of common stock outstanding                                             25,221,991             15,639,548
                                                                       ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2012 and 2011

                                   (UNAUDITED)

                                                                             Three months           Three months
                                                                                ended                  ended
                                                                               March 31,              March 31,
                                                                                 2012                   2011
                                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                      $ (1,321,906)          $   (115,247)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                                     --                     --
     Effect of issuance of common stock at less than "fair value"               1,294,684                 10,963
     Loss on rescinded acquisition of Old West Entertainment Corp.                     --                     --
     Impairment of non-operating assets acquired in note foreclosure                   --                 41,260
  Increase (Decrease) in
     Accounts payable - trade                                                      (6,951)                 7,715
     Accrued interest payable                                                      24,788                 21,392
                                                                             ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (9,385)               (33,917)
                                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   --                     --
                                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received on exercise of warrant                                                 --                 10,000
  Cash contributed to support operations                                            2,610                     --
  Cash received on related party notes payable                                      6,775                 23,917
                                                                             ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                                               9,385                 33,917
                                                                             ------------           ------------

INCREASE (DECREASE) IN CASH                                                            --                     --

Cash at beginning of period                                                            --                     --
                                                                             ------------           ------------

CASH AT END OF PERIOD                                                        $         --           $         --
                                                                             ============           ============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                               $         --           $         --
                                                                             ============           ============
  Income taxes paid for the period                                           $         --           $         --
                                                                             ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Convertible debenture converted to common stock                            $         --           $      1,000
                                                                             ============           ============
  Note payable and accrued interest payable
   to related party converted to common stock                                $     17,496           $    115,000
                                                                             ============           ============
  Common Stock returned with cancellation of license agreement               $         --           $   (530,000)
                                                                             ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2012 and December 31, 2011

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

Between March 2010 and August 2011, the Company announced and abandoned several proposed acquisition transactions.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company's financial statements for the year ended December 31, 2011. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of the Company as of March 31, 2012 and December 31, 2011 and for each of the three months ended March 31, 2012 and 2011, respectively.

NOTE C - GOING CONCERN UNCERTAINTY

As of March 31, 2012 and December 31, 2011, respectively, the Company has no operations, no cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's annual financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

3.   Accounting for Stock Options

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

4.   Income taxes

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

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

5.   Income (Loss) per share

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

     As of March 31, 2012 and 2011, respectively, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

6.   New and Pending Accounting Pronouncements

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

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

On March 20, 2012, the Company issued 8,747,864 shares of restricted, unregistered shares to Melissa, Ltd. in repayment of approximately $17,496 in notes payable principal. As the valuation of the conversion as stated in the respective note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,494,684 which will be classified as "interest expense" in the Company's financial statements.

As of March 31, 2012 and December 31, 2011, respectively, the outstanding balance on the Melissa Note is approximately $612,170 and $615,025, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through March 31, 2012 and December 31, 2011, respectively, an aggregate of approximately $243,134 and $236,359 has been advanced against this note.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

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

At March 31, 2012 and December 30, 2011, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended March 31, 2012 and 2011, respectively, are as follows:

                                              Three months         Three months
                                                 ended                ended
                                                March 31,            March 31,
                                                  2012                 2011
                                                --------             --------
Federal:
  Current                                       $     --             $     --
  Deferred                                            --                   --
                                                --------             --------
State:
  Current                                             --                   --
  Deferred                                            --                   --
                                                --------             --------

  Total                                         $     --             $     --
                                                ========             ========

As of March 31, 2012, the Company has a cumulative net operating loss carryforward of approximately $4,300,000 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                      Three months         Three months
                                                                         ended                ended
                                                                        March 31,            March 31,
                                                                          2012                 2011
                                                                       ----------           ----------
Statutory rate applied to loss before income taxes                     $ (450,000)          $  (39,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                           --                   --
  Nondeductible charge for stock issued at less than "fair value"         440,000                4,000
  Nondeductible charge for non-operating asset impairment                      --               14,000
  Other, including use of net operating loss
   carryforward and reserve for deferred tax asset                         10,000               21,000
                                                                       ----------           ----------

       Income tax expense                                              $       --           $       --
                                                                       ==========           ==========

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

NOTE H - INCOME TAXES - CONTINUED

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2012 and December 31, 2011, respectively:

                                              March 31,             December 31,
                                                2012                   2011
                                            ------------           ------------
Deferred tax assets
  Net operating loss carryforwards          $  1,354,000           $  1,354,000
  Stock based compensation                            --                     --
  Debt discount amortization                     657,000                657,000
  Other                                               --                     --
                                            ------------           ------------
                                               2,011,000              2,011,000
  Less valuation allowance                    (2,011,000)            (2,011,000)
                                            ------------           ------------

Net Deferred Tax Asset                      $         --           $         --
                                            ============           ============

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $-0- and $(6,000), respectively.

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

As of March 31, 2012 and December 31, 2011, respectively, there were no shares of preferred stock issued and outstanding.

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

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

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

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

On March 20, 2012, the Company issued 8,747,864 shares of restricted, unregistered shares to Melissa, Ltd. in repayment of approximately $17,496 in notes payable principal. As the valuation of the conversion as stated in the respective note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,494,684 which will be classified as "interest expense" in the Company's financial statements.

NOTE K - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company's reverse stock split.

                                           Number of              Weighted
                                            Warrant                Average
                                            Shares                  Price
                                           --------               --------
Balance at January 1, 2011                  607,016               $   5.72
                                           ========               ========
  Issued                                         --                     --
  Exercised                                 (10,000)                    --
  Expired                                        --                     --
                                           --------               --------

Balance at December 31, 2011                597,016               $   5.72
                                           ========               ========
  Issued                                         --                     --
  Exercised                                      --                     --
  Expired                                        --                     --
                                           --------               --------

Balance at March 31, 2012                   597,016               $   5.72
                                           ========               ========

As of March 31, 2012, the warrants break down as follows:

                                         # warrants            exercise price
                                         ----------            --------------
                                           372,510                $   0.70
                                            58,825                $   1.40
                                            13,300                $   4.00
                                            10,000                $   8.00
                                             6,768                $  12.00
                                            13,613                $  20.00
                                           -------                --------

                                           597,016                $   5.72
                                           =======                ========

                    THE X-CHANGE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      March 31, 2012 and December 31, 2011

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

NOTE L - LITIGATION

"La Jolla Cove Investors, Inc. v. The X-Change Corporation and Does 1-10", Superior Court of California, County of San Diego, filed December 8, 2011, Case 37-2011-00102204-CU-CO-CTL. Plaintiff "La Jolla Cove Investors, Inc." (LJII) filed a Complaint for Breach of Contract against the Company alleging that the Company failed to comply with the terms and conditions of the 6-1/4% Convertible Note, dated August 29, 2007, and the 6-1/4% Convertible Note, dated October 9, 2007, and has refused to honor Conversion Notices tendered on and subsequent to July 6, 2011. LJII is requesting an acceleration of the cumulative debt totaling approximately $400,838 and additional interest of approximately $48 per day after October 1, 2011, plus fees, costs, expenses and disbursements associated with this action.

On April 19, 2012, the Company filed a Cross Complaint against LJII alleging a default by LJII due to LJII's failure to exercise and fund the contractually linked proportionate number of warrants accompanying Conversion Notices exercised between October 2008 and January 2011 despite the Company's tender of demand letters for payment. The Company is requesting approximately $475,000 for the unfunded mandatory warrant exercise; prejudgment interest at 10% commencing March 26, 2010; various injunctive releases and associated costs and fees.

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

Management has evaluated all activity of the Company through May 15, 2012 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.


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

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2012 and 2011, respectively.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were approximately $2,400 and $37,600, respectively. During the first quarter of 2012, the Company was virtually dormant due to the inaction of former management. During the first quarter of 2011, the Company experienced somewhat higher expenditure levels due to various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed in previous filings. Current management continues to focus on exploring possible candidates for a business combination transaction, including the completion of the oil & gas lease acquisitions in eastern-Montana and western-North Dakota. Accordingly, future expenditure levels will fluctuate depending on the Company's acquisition endeavors and the stated objective of remaining current with the Company's periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

On June 6, 2011, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate "The Texas Star Casino" outside the nine mile territorial waters of Texas, in international waters, as a casino ship. As it was the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

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

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $1,315,000 and $36,000 during the three months ended March 31, 2012 and 2011, respectively. Included in the March 31, 2012 expenses is a non-cash charge of approximately $1,295,000 related to the issuance of restricted, unregistered common stock at less than `fair value' for the payment of approximately $17,500 in principal to Melissa CR 364, Ltd. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective three month periods ended March 31, 2012 and 2011, respectively, were $(0.05) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012 and December 31, 2011, respectively, the Company had a working capital deficit of approximately $(1,242,000) and $(1,235,000).

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

"La Jolla Cove Investors, Inc. v. The X-Change Corporation and Does 1-10", Superior Court of California, County of San Diego, filed December 8, 2011, Case 37-2011-00102204-CU-CO-CTL. Plaintiff "La Jolla Cove Investors, Inc." (LJII) filed a Complaint for Breach of Contract against the Company alleging that the Company failed to comply with the terms and conditions of the 6-1/4% Convertible Note, dated August 29, 2007, and the 6-1/4% Convertible Note, dated October 9, 2007, and has refused to honor Conversion Notices tendered on and subsequent to July 6, 2011. LJII is requesting an acceleration of the cumulative debt totaling approximately $400,838 and additional interest of approximately $48 per day after October 1, 2011, plus fees, costs, expenses and disbursements associated with this action.

On April 19, 2012, the Company filed a Cross Complaint against LJII alleging a default by LJII due to LJII's failure to exercise and fund the contractually linked proportionate number of warrants accompanying Conversion Notices exercised between October 2008 and January 2011 despite the Company's tender of demand letters for payment. The Company is requesting approximately $475,000 for the unfunded mandatory warrant exercise; prejudgment interest at 10% commencing March 26, 2010; various injunctive releases and associated costs and fees.

There has been no change in the aforementioned case since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 in May 2012. The Company continues to be unable to ascertain the potential outcome of these actions and is of the opinion that no material impact on the Company's financial position will occur.

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

ITEM 4 - MINE SAFETY DISCLOSURES

None.

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

                                 THE X-CHANGE CORPORATION


Dated: May 15, 2012              By: /s/ R. Wayne Duke
                                    --------------------------------------------
                                                                   R. Wayne Duke
                                              Chairman, Chief Executive Officer,
                                     Acting Chief Financial Officer and Director