Form 10-Q
period 2012-06-30
X-CHANGE CORP
filed 2012-08-20
CIK 54424

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2012

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

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2012: 46,108,791

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                  Form 10-Q for the Quarter ended June 30, 2012

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements                                                 3

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               18

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          21

Item 4 -  Controls and Procedures                                             21

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                   22

Item 1A - Risk Factors                                                        22

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3 -  Defaults Upon Senior Securities                                     22

Item 4 -  Mine Safety Disclosures                                             22

Item 5 -  Other Information                                                   22

Item 6 -  Exhibits                                                            22

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    The X-Change Corporation and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2012 and December 31, 2011

                                                                        June 30,             December 31,
                                                                          2012                   2011
                                                                      ------------           ------------
                                                                       (Unaudited)             (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                            $         --           $         --
  Note receivable                                                               --                     --
  Interest receivable                                                           --                     --
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                      --                     --
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $         --           $         --
                                                                      ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Convertible debenture payable, net of unamortized discount          $    285,225           $    285,225
  Notes payable to shareholder                                             829,401                829,598
  Accounts payable - trade                                                  21,263                 13,704
  Accrued interest payable                                                 156,178                106,632
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          1,292,067              1,235,159
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                  1,292,067              1,235,159
                                                                      ------------           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - $0.001 par value
    3,750,000 shares authorized
    none issued and outstanding                                                 --                     --
  Common stock - $0.001 par value
    37,500,000 shares authorized
    32,816,291 and 24,068,427 shares issued and outstanding                 32,816                 24,068
  Additional paid-in capital                                            26,230,189             24,924,147
  Accumulated deficit                                                  (27,555,072)           (26,183,374)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,292,067)            (1,235,159)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $         --           $         --
                                                                      ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                          these financial statements.

                    The X-Change Corporation and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2012 and 2011
                                   (Unaudited)

                                                Six months        Six months       Three months      Three months
                                                  ended             ended             ended             ended
                                                 June 30,          June 30,          June 30,          June 30,
                                                   2012              2011              2012              2011
                                               ------------      ------------      ------------      ------------
REVENUES - net of returns and allowances       $         --      $         --      $         --      $         --
COST OF SALES                                            --                --                --                --
                                               ------------      ------------      ------------      ------------
GROSS PROFIT                                             --                --                --                --
                                               ------------      ------------      ------------      ------------
OPERATING EXPENSES
  General and administrative expenses                21,578            75,376            25,034            37,816
                                               ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                             21,578            75,376            25,034            37,816
                                               ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                (21,578)          (75,376)          (25,034)          (37,816)

OTHER INCOME (EXPENSE)
  Interest expense, including amortization
   of financing fees and note discounts          (1,344,230)          (62,724)          (24,758)          (26,299)
  Impairment of non-operating assets
   acquired in note foreclosure                          --           (41,260)               --                --
                                               ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                     (1,344,230)         (103,894)          (24,758)          (26,299)
                                               ------------      ------------      ------------      ------------
Loss From Continuing Operations
 Before Provision for Income Taxes               (1,371,698)         (179,360)          (49,792)          (64,115)
Provision for Income Taxes                               --                --                --                --
                                               ------------      ------------      ------------      ------------
Net Loss                                         (1,371,698)         (179,360)          (49,792)          (64,115)
Other Comprehensive Income                               --                --                --                --
                                               ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS                             $ (1,371,698)     $   (179,360)     $    (49,792)     $    (64,115)
                                               ============      ============      ============      ============
Net loss per weighted-average share
 of common stock outstanding, calculated
 on Net Loss - basic and fully diluted         $      (0.05)     $      (0.01)     $      (0.00)     $      (0.00)
                                               ============      ============      ============      ============
Weighted-average number of shares
 of common stock outstanding                     29,019,141        15,787,435        32,816,291        16,154,478
                                               ============      ============      ============      ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                          these financial statements.

                    The X-Change Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2012 and 2011
                                   (Unaudited)

                                                                                 Six months             Six months
                                                                                   ended                  ended
                                                                                  June 30,               June 30,
                                                                                    2012                   2011
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                       $ (1,371,698)          $   (179,360)
  Adjustments to reconcile net loss to net cash provided
   by operating activities
     Depreciation and amortization                                                        --                     --
     Impairment of non-operating assets acquired in note foreclosure                      --                 41,260
     Effect of issuance of common stock at less than "fair value"                  1,294,684                 10,962
  Interest expense paid with common stock                                                 --                     --
     Increase (Decrease) in
     Accounts payable and other                                                        7,559                 13,769
     Accrued interest payable                                                         49,546                 47,691
                                                                                ------------           ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (19,909)               (65,678)
                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                      --                     --
                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from exercise of warrants                                                 --                 10,000
  Cash contributed to support operations                                               2,610
  Cash received on related party line of credit                                       17,299                 55,678
                                                                                ------------           ------------
           NET CASH USED IN FINANCING ACTIVITIES                                      19,909                 65,678
                                                                                ------------           ------------
DECREASE IN CASH                                                                          --                     --
Cash at beginning of period                                                               --                     --
                                                                                ------------           ------------

CASH AT END OF PERIOD                                                           $         --           $         --
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the period                                                  $         --           $         --
                                                                                ============           ============
  Income taxes paid for the period                                              $         --           $         --
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common Stock issued for license agreement                                     $         --           $   (530,000)
                                                                                ============           ============
  Conversion of Debenture Payable into Common Stock                             $         --           $      1,000
                                                                                ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                 The accompanying notes are an integral part of
                          these financial statements.

                    The X-Change Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                       June 30, 2012 and December 31, 2011


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

On April 12 and May 14, 2012, respectively, the Company through a concurrently formed wholly owned subsidiary, Cress Oil and Natural Gas Company (Cress), entered into Purchase and Sale Agreements with Granite Group Energy (a Delaware Limited Liability Company hereafter referred to as "Granite") and Wexco Resources, LLC (a Colorado Limited Liability Company hereafter referred to as "Wexco"). As part of the Granite Agreement, the Company is acquiring from Granite approximately 21,111 net acres of mineral interests in return for the payment of approximately $15,000,000. As part of the Wexco Agreement, the Company is acquiring from Wexco approximately 50,000 net acres of mineral interests in Teton County, Montana in return for the payment of approximately $ 7,500,000. As of the date of this filing, neither Agreement has been consummated through the payment of the required consideration.

On May 10, 2012, the Company, through Cress, entered into an Agreement (the "Agreement") with Diverse Energy Investments, LLC ("Diverse"). As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 next acres of mineral interests in Roosevelt and Daniels Counties, Montana in return for the payment of approximately $8,812,500. As of the date of this filing, this Agreement has been consummated through the payment of the required consideration.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

These financial statements reflect the books and records of the Company as of June 30, 2012 and December 31, 2011 and for each of the six and three months ended June 30, 2012 and 2011, respectively.

NOTE C - GOING CONCERN UNCERTAINTY

As of June 30, 2012 and December 31, 2011, respectively, the Company has no operations, no cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE. Because of these factors, the Company's auditors have issued an audit opinion on the Company's annual financial statements which includes a statement describing our going concern status. This means, in the auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5. Income (Loss) per share - continued

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

As of June 30, 2012 and 2011, respectively, the Company's outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company's net operating loss.

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

When applicable, the Company maintains cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance
Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured credit risk exposures.

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

As of June 30, 2012 and December 31, 2011, respectively, the outstanding balance on the Melissa Note is approximately $626,524 and $615,025, inclusive of capitalized accrued interest. Interest continues to accrue at 10% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 10.0% and matures in Calendar 2011. Through June 30, 2012 and December 31, 2011, respectively, an aggregate of approximately $242,367 and $236,359 has been advanced against this note.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

On June 13, 2012, the Company entered into a Settlement Agreement and Addendum to Securities Repurchase Agreement with LJII . On December 8, 2011, LJII sued the Company in regards to a claimed breach of a convertible debenture dated August 29 and October 9, 2007. The Company filed its answer and cross complaint in the lawsuit. In June 2012, both parties determined that it would be in their best interest to settle the suit and cross complaint. As part of the settlement LJII agreed to extend the Maturity Date of the Debentures to December 31, 2013 and to exercise approximately 2,800,000 Common Stock Warrants at One Dollar ($1.00) per Share as the Debentures are converted. This Settlement Agreement and Addendum effectively cancelled the initial warrant(s) (approximately 145,613 warrants exercisable at $20.00 as effected by the Company's 2010 reverse stock split) and issued 2,912,260 new warrants reflecting the restructured warrant(s), pricing and expiration date. The Company recognized no effect in the accompanying financial statements as a result of this transaction; however, the Company will experience a "cheap stock" charge equivalent to the difference between the "fair value" of the shares issued and the contractual blended conversion/exercise price on the date of each future conversion transaction.

At June 30, 2012 and December 30, 2011, respectively, the outstanding principal amount of convertible debentures totaled approximately $285,225.

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the six months ended June 30, 2012 and 2011, respectively, are as follows:

                                                   Six months       Six months
                                                     ended            ended
                                                    June 30,         June 30,
                                                      2012             2011
                                                    --------         --------
Federal:
  Current                                           $     --         $     --
  Deferred                                                --               --
                                                    --------         --------
                                                          --               --
                                                    --------         --------
State:
  Current                                                 --               --
  Deferred                                                --               --
                                                    --------         --------
                                                          --               --
                                                    --------         --------

  Total                                             $     --         $     --
                                                    ========         ========

As  of  June  30,  2012,  the  Company  has  a  cumulative  net  operating  loss carryforward of approximately $4,059,600 to offset future taxable income. Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                 Six months        Six months
                                                   ended             ended
                                                  June 30,          June 30,
                                                    2012              2011
                                                 ----------        ----------
Statutory rate applied to loss before
 income taxes                                    $ (466,000)       $  (61,000)
Increase (decrease) in income taxes
 resulting from:
   State income taxes                                    --                --
   Nondeductible charge for stock issued
    at less than "fair value"                       440,000             3,700
  Nondeductible charge for non-operating
    asset impairment                                     --            14,000
  Other, including use of net operating
   loss carryforward and reserve for
   deferred tax asset                                26,000            43,300
                                                 ----------        ----------

Income tax expense                               $       --        $       --
                                                 ==========        ==========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and December 31, 2011, respectively:

                                                June 30,           December 31,
                                                  2012                2011
                                              ------------        ------------
Deferred tax assets
  Net operating loss carryforwards            $  1,380,000        $  1,354,000
  Stock based compensation                              --                  --
  Debt discount amortization                       657,000             657,000
  Other                                                 --                  --
                                              ------------        ------------
                                                 2,037,000           2,011,000
Less valuation allowance                        (2,037,000)         (2,011,000)
                                              ------------        ------------

Net Deferred Tax Asset                        $         --        $         --
                                              ============        ============

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


NOTE H - INCOME TAXES - CONTINUED

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $26,000 and $(6,000), respectively.

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

As of June 30, 2012 and December 31, 2011, respectively, there were no shares of preferred stock issued and outstanding.

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

                (Remainder of this page left blank intentionally)

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


NOTE K - COMMON STOCK WARRANTS

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company's 2010 reverse stock split and the June 2012 litigation settlement with LJII.

                                                   Number of         Weighted
                                                    Warrant          Average
                                                    Shares            Price
                                                    ------            -----
Balance at January 1, 2011                           607,016        $     5.72
                                                  ==========        ==========

  Issued                                                  --                --
  Exercised                                          (10,000)       $     1.00
  Expired                                                 --                --
                                                  ----------        ----------

Balance at December 31, 2011                         597,016        $     5.72
                                                  ==========        ==========

  Issued                                           2,912,260        $     1.00
  Cancelled                                         (145,613)       $    20.00
  Exercised                                               --                --
  Expired                                            (73,438)       $     1.74
                                                  ----------        ----------

Balance at June 30, 2012                           3,290,225        $     0.99
                                                  ==========        ==========

As of June 30, 2012, the warrants break down as follows:

                                                  # warrants      exercise price
                                                  ----------      --------------

                                                     305,840        $     0.70
                                                   2,912,260        $     1.00
                                                      58,825        $     1.40
                                                      13,300        $     4.00
                                                  ----------        ----------

                                                   3,290,225        $     0.99
                                                  ----------        ----------

                                                  # warrants        expiring in
                                                  ----------        -----------

                                                     340,840              2012
                                                   2,912,260              2013
                                                      37,125              2018
                                                  ----------        ----------

                                                   3,290,225
                                                  ==========

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

                    The X-Change Corporation and Subsidiaries
             Notes to Consolidated Financial Statements - Continued
                       June 30, 2012 and December 31, 2011


NOTE L - LITIGATION - CONTINUED

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

On June 13, 2012, the Company entered into a Settlement Agreement and Addendum to Securities Repurchase Agreement with LJII . On December 8, 2011, LJII sued the Company in regards to a claimed breach of a convertible debenture dated August 29 and October 9, 2007. The Company filed its answer and cross complaint in the lawsuit. In June 2012, both parties determined that it would be in their best interest to settle the suit and cross complaint. As part of the settlement LJII agreed to extend the Maturity Date of the Debentures to December 31, 2013 and to exercise approximately 2,800,000 Common Stock Warrants at One Dollar ($1.00) per Share as the Debentures are converted.

NOTE M - SUBSEQUENT EVENTS

In August 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 187,713 shares of the Company's common stock. Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company's common stock for $10,000 cash.

Management has evaluated all activity of the Company through August 17, 2012 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

On April 12 and May 14, 2012, respectively, the Company through a concurrently formed wholly owned subsidiary, Cress Oil and Natural Gas Company (Cress), entered into Purchase and Sale Agreements with Granite Group Energy (a Delaware Limited Liability Company hereafter referred to as "Granite") and Wexco Resources, LLC (a Colorado Limited Liability Company hereafter referred to as "Wexco"). As part of the Granite Agreement, the Company is acquiring from Granite approximately 21,111 net acres of mineral interests in return for the payment of approximately $15,000,000. As part of the Wexco Agreement, the

Company is acquiring from Wexco approximately 50,000 net acres of mineral interests in Teton County, Montana in return for the payment of approximately $ 7,500,000. As of the date of this filing, neither Agreement has been consummated through the payment of the required consideration.

On May 10, 2012, the Company, through Cress, entered into an Agreement (the "Agreement") with Diverse Energy Investments, LLC ("Diverse"). As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 next acres of mineral interests in Roosevelt and Daniels Counties, Montana in return for the payment of approximately $8,812,500. As of the date of this filing, this Agreement has been consummated through the payment of the required consideration.

(4) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2012 and 2011, respectively.

General and administrative expenses for the six months ended June 30, 2012 and 2011 were approximately $21,600 and $75,400, respectively. During the first quarter of 2012, the Company was virtually dormant due to the inaction of former management. During the first quarter of 2011, the Company experienced somewhat higher expenditure levels due to various due diligence activities related to the proposed acquisitions of 21-Century and Surrey, as discussed in previous filings. Current management continues to focus on exploring possible candidates for a business combination transaction, including the completion of the oil & gas lease acquisitions in eastern-Montana and western-North Dakota. Accordingly, future expenditure levels will fluctuate depending on the Company's acquisition endeavors and the stated objective of remaining current with the Company's periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

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

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $1,344,000 and $63,000 during the six months ended June 30, 2012 and 2011, respectively. Included in the June 30, 2012 expenses is a non-cash charge of approximately $1,295,000 related to the issuance of restricted, unregistered common stock at less than `fair value' for the payment of approximately $17,500 in principal to Melissa CR 364, Ltd. The Company's convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010. This debenture is discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. We specifically note that all of the Company's debt is in default due to the December 2008 foreclosure action and, accordingly, has been classified as "current" on the Company's balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective six month periods ended June 30, 2012 and 2011, respectively, were $(0.05) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5) LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 and December 31, 2011, respectively, the Company had a working capital deficit of approximately $(1,292,000) and $(1,235,000).

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 13, 2012, the Company entered into a Settlement Agreement and Addendum to Securities Repurchase Agreement with LJII . On December 8, 2011, LJII sued the Company in regards to a claimed breach of a convertible debenture dated August 29 and October 9, 2007. The Company filed its answer and cross complaint in the lawsuit. In June 2012, both parties determined that it would be in their best interest to settle the suit and cross complaint. As part of the settlement LJII agreed to extend the Maturity Date of the Debentures to December 31, 2013 and to exercise approximately 2,800,000 Common Stock Warrants at One Dollar ($1.00) per Share as the Debentures are converted.

ITEM 1A - RISK FACTORS

Not applicable

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On  March  20,  2012,  the  Company  issued   8,747,864  shares  of  restricted,
unregistered shares to Melissa CR 364, Ltd. in partial repayment of approximately $17,496 in notes payable principal. As the valuation of the conversion as stated in the respective note agreements was below the "fair value" of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,494,684 which was classified as "interest expense" in the Company's financial statements.

In August 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 187,713 shares of the Company's common stock. Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company's common stock for $10,000 cash.

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

                                          THE X-CHANGE CORPORATION


Dated: August 20, 2012                    By: /s/ R. Wayne Duke
                                              ----------------------------------
                                              R. Wayne Duke
                                              Chairman, Chief Executive Officer,
                                              Acting Chief Financial Officer and
                                              Director