Form 10-Q/A
period 2012-06-30
X-CHANGE CORP
filed 2012-11-15
CIK 54424

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2012: 46,108,791

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                            THE X-CHANGE CORPORATION

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements                                                 3

Item 2 -  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               18

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          22

Item 4 -  Controls and Procedures                                             22

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                                   23

Item 1A - Risk Factors                                                        23

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3 -  Defaults Upon Senior Securities                                     23

Item 4 -  Mine Safety Disclosures                                             24

Item 5 -  Other Information                                                   24

Item 6 -  Exhibits                                                            24

SIGNATURES                                                                    25

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

On May 10, 2012, the Company, through Cress, entered into an Agreement (the "Agreement") with Diverse Energy Investments, LLC ("Diverse"). As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 next acres of mineral interests in Roosevelt and Daniels Counties, Montana in return for the payment of approximately $8,812,500. As of the date of this filing, this Agreement has not been consummated through the payment of the required consideration.

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

On May 10, 2012, the Company through Cress entered into an Agreement (the "Agreement") with Diverse Energy Investments, LLC ("Diverse"). As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 net acres of mineral interests in Roosevelt and Daniels Counties, Montana in return for the payment of approximately $8,812,500. As of the date of this filing, this Agreement has not been consummated through the payment of the required consideration.

Diverse Energy Investments, LLC transferred the ownership of the leases to M.L.H. LLC and signed a new Purchase and Sale agreement with Big Sky Oil, Inc., a new subsidiary of The X-Change Corporation. That Purchase and Sale Agreement has a closing date of December 20, 2012 and the acreage has increased to 19,499.28 net acres. The price has been increased to $11,455,827.00. Diverse Energy transferred the leases to M.L.H. because of a dispute as to the ownership of Diverse. The dispute does not involve the leases or The X-Change Corporation. In November, 2012, the Company closed on the M.L.H. leases through a farm out agreement. The Company has agreed to pay $500,000 for each 640 acre lease site drilled. The Company plans to approach interested working interest investors with a drilling program to start drilling a portion of the M.L.H. leases.

The Investor who agreed to fund Cress declined to fund the purchase of the Diverse leases. The Granite Group leases expired on July 20, 2012 when the closing did not take place. The closing did not take place because the individual who incorporated Cress Oil and agreed to fund the purchase informed Granite that he had changed his mind and was going to not transfer ownership of Cress to The Company. The Wexco leases expired by the terms of the Purchase and Sale Agreement. The Company is still seeking alternative funding on the Wexco leases even though the Purchase and Sale Agreement has expired. No assurances can be made that the Company will be able to finance the Wexco leases.

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

(7) EFFECT OF CLIMATE CHANGE LEGISLATION

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company's operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed- in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company's efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

                                        THE X-CHANGE CORPORATION


Dated: November 15, 2012                By: /s/ R. Wayne Duke
                                            ------------------------------------
                                            R. Wayne Duke
                                            Chairman, Chief Executive Officer,
                                            Acting Chief Financial Officer and
                                            Director