Form 10-Q
period 2012-09-30
X-CHANGE CORP
filed 2012-12-06
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

(972) 386-7350
(Registrant’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐  NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES  ☒ NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:    December 5, 2012: 36,036,147

Transitional Small Business Disclosure Format (check one):         YES  ☐  NO  ☒

The X-Change Corporation

Form 10-Q for the Quarter ended September 30, 2012

Part I - Financial Information
Item 1 - Financial Statements

The X-Change Corporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$1,345	$-
Total current assets	1,345	-

TOTAL ASSETS	$1,345	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible debenture payable, net of unamortized discount	$284,225	$285,225
Notes payable to shareholder	786,551	829,598
Accounts payable - trade	19,801	13,704
Accrued interest payable	116,050	106,632

Total Current Liabilities	1,206,627	1,235,159

Total Liabilities	1,206,627	1,235,159

Commitments and contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value.
75,000,000 shares authorized.
none issued and outstanding	-	-
Common stock - $0.001 par value.
750,000,000 shares authorized.
33,804,004 and 24,068,427 shares issued and outstanding	33,804	24,068
Additional paid-in capital	26,395,079	24,924,147
Accumulated deficit	(27,634,165)	(26,183,374)

Total Stockholders’ Deficit	(1,205,282)	(1,235,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,345	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues - net of returns and allowances	$-	$-	$-	$-
Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
General and administrative expenses	34,662	93,466	7,194	18,090
Total operating expenses	34,662	93,466	7,194	18,090

Loss from operations	(34,662)	(93,466)	(7,194)	(18,090)

Other income (expense)
Interest expense, including
amortization of financing
fees and note discounts	(1,416,129)	(201,413)	(71,899)	(201,413)
Loss on rescinded acquisition of
Old West Entertainment Corp.	-	(500,854)	-	(500,854)
Impairment of non-operating
assets acquired in note foreclosure	-	(41,260)	-	-
Total other income (expense)	(1,416,129)	(743,527)	(71,899)	(702,267)

Loss from continuing operations
before provision for income taxes	(1,450,791)	(836,993)	(71,899)	(720,357)

Provision for income taxes	-	-	-	-

Net Loss	(1,450,791)	(836,993)	(71,899)	(720,357)

Other comprehensive income	-	-	-	-

Comprehensive Loss	$(1,450,791)	$(836,993)	$(71,899)	$(720,357)

Net loss per weighted-average share
of common stock outstanding, calculated
on Net Loss - basic and fully diluted	$(0.05)	$(0.15)	$(0.00)	$(0.04)

Weighted-average number of shares
of common stock outstanding	30,409,936	5,452,963	33,161,290	5,513,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss for the period	$(1,450,791)	$(836,993)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	-	-
Expenses paid with common stock	-	25,000
Loss on rescinded acquisition of Old West Entertainment Corp.	-	500,854
Impairment of non-operating assets acquired in note foreclosure	-	41,260
Effect of issuance of common stock at less than “fair value”	1,342,061	125,962
Increase (Decrease) in
Accounts payable and other	6,098	(4,570)
Accrued interest payable	74,068	71,379

Net cash used in operating activities	(28,564)	(77,108)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash received from exercise of warrants	10,000	10,000
Cash contributed to support operations	2,610	-
Cash received on related party line of credit	17,299	67,108

Net cash provided by financing activities	29,909	77,108

Increase in Cash	1,345	-

Cash at beginning of period	-	-

Cash at end of period	$1,345	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common Stock issued for license agreement	$-	$(530,000)
Conversion of Debenture Payable into Common Stock	$1,000	$1,000
Repayment of Note Payable to Stockholder with Common Stock	$60,346	$75,000
Payment of Accrued Interest Payable to Stockholder with Common Stock	$64,650	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012 and December 31, 2011

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

As part of this Agreement, Molina was issued five million shares (5,000,000) of the Company's common stock for his management services for a period of one year and Molina was appointed President and CEO of the Company as well as acting CFO.  The Company also issued five million shares (5,000,000) of its common stock in restricted form to the Bogat Family Trust (Bogat Trust) on behalf of Raymond Dabney (Dabney) as consideration for the management services Mr. Dabney will be providing to the Company in operating the music and entertainment portion of the business for a period of one year.  Neither Molina, Dabney or the Bogat Trust are shareholders of Old West.  Old West’s sole shareholder, officer and director is Mark Jordan.  Mr. Jordan, Molina and the Bogat Trust were non-related and non-affiliates of the Company prior to this transaction.

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

On April 12 and May 14, 2012, respectively, the Company through a concurrently formed entity to-be-acquired as a wholly-owned subsidiary, Cress Oil and Natural Gas Company (Cress), entered into Purchase and Sale Agreements (PSA) with Granite Group Energy (a Delaware Limited Liability Company hereafter referred to as "Granite") and Wexco Resources, LLC (a Colorado Limited Liability Company hereafter referred to as "Wexco").  As part of the Granite Agreement, the Company is acquiring from Granite approximately 21,111 net acres of mineral interests in return for the payment of approximately $15,000,000.  As part of the Wexco Agreement, the Company is acquiring from Wexco approximately 50,000 net acres of mineral interests in Teton County, Montana in return for the payment of approximately $7,500,000.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

On May 10, 2012,  the Company,  through  Cress,  entered into an Agreement  (the"Agreement") with Diverse Energy  Investments,  LLC ("Diverse").  As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 net acres of mineral  interests in Roosevelt and Daniels  Counties,  Montana in return for the payment of  approximately  $8,812,500.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE A - Organization and Description of Business - Continued

Diverse Energy Investments, LLC. transferred the ownership of the leases to M.L.H. LLC and signed a new Purchase and Sale agreement with Big Sky Oil, Inc. a new subsidiary of The X-Change Corporation. The Purchase and Sale Agreement (PSA) has a closing date of December 20,2012 and the acreage was increased to 19,499.28 net acres. The price has been increased to $11,455,827.00. Diverse Energy transferred the leases to M.L.H. because of a dispute as to the ownership of Diverse. The dispute does not involve the leases or The X-Change Corporation.

The Investor who agreed to fund Cress declined to fund the purchase of the Diverse leases. The Granite Group leases expired on July 20, 2012 when the closing did not take place.  The closing did not take place because the individual who incorporated Cress Oil and agreed to fund the purchase informed Granite that he had changed his mind and was going to not transfer ownership of Cress to the Company.  The Wexco leases expired by the terms of the Purchase and Sale Agreement. The Company is still seeking funding on the Wexco leases even though the PSA has expired.

Currently, the Company has closed on the M.L.H. LLC leases by way of a farm out agreement. The Company has agreed to pay $500,000 for each  640 Acre lease site drilled.  The Company has initiated conversations with interested working interest investors for a drilling program to start operations involving a portion of the M.L.H. leases.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issue 1,000,000 restricted, unregistered shares of the Company's common stock.  At closing, the Company issued the shares of common stock and executed the promissory notes and pledge agreements required by the Purchase Agreement to secure payment of the cash component of the purchase price.  At the date of closing, none of the parties to the Purchase Agreement were affiliates of the Company.  As of November 28, 2012, the Sellers had not provided certain required financial information, appointed an X-Change designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of the Company as of September 30, 2012 and December 31, 2011 and for each of the nine and three months ended September 30, 2012 and 2011, respectively.

NOTE C - Going Concern Uncertainty

As of September 30, 2012 and December 31, 2011, respectively, the Company has no operations, no cash on hand, and significant debt related to the financing of the operations of its former subsidiary, AirGATE.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s business plan continues to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company’s current controlling stockholder has maintained the corporate status of the Company and has provided all working capital support on the Company's behalf since the December 2008 foreclosure action.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due any potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could become available.

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
September 30, 2012 and December 31, 2011

NOTE C - Going Concern Uncertainty - Continued

The Company’s Articles of Incorporation authorize the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

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

The Company has adopted the provisions of the Compensation Topic of the FASB Accounting Standards Codification which requires the measurement and recognition of compensation expense for all share-based payment awards made to its employees and directors based on estimated fair values at the time of grant. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB 107) in March 2005, which provides supplemental accounting guidance.

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
September 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2012 and 2011, respectively, the Company’s outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company’s net operating loss.

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

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE F - Concentrations of Credit Risk

When applicable, the Company maintains cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the Company has not had any had deposits in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

NOTE G - Debt Financing Arrangements

Melissa Note

On August 15, 2006, the Company executed a long-term Promissory Note (Melissa Note) with Melissa CR 364 Ltd., a Texas limited partnership (Melissa Ltd.) providing a $1,000,000 line of credit.  Melissa Ltd. is managed by a former officer and shareholder of the Company.

The Melissa Note had an initial term of 24 months with interest accruing at 10% per annum.  Accrued interest under the note was payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest was due at maturity on August 14, 2008.  The Company pledged 100% of the issued and outstanding common stock of AirGATE as collateral for the note.  At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at an agreed upon conversion rate of $0.825 per share.  In addition, the Melissa Note may be prepaid at any time without penalty.  Since December 15, 2008, upon notice of default, the Melissa Note has accrued interest at the default rate of 18.0%.

The Company valued and recorded an embedded beneficial conversion feature in connection with the Melissa Note of $756,950, and amortized this amount over the initial two year life of the note resulting in non-cash charges to earnings as a component of interest expense through December 31, 2008.

At maturity, the Company failed to make the required payment of the entire outstanding principal and accrued interest due under the Melissa Note.  On August 22, 2008, the Company, AirGATE and the Melissa Ltd. entered into an Amendment to Promissory Note (the Amendment) amending the Melissa Note.  The Amendment extended the maturity date of the Note to December 15, 2008 and, in a supplemental Board action, changed the conversion rate to par value ($0.001 per share).  In connection with the Amendment, AirGATE paid Melissa Ltd. (i) $100,000 to be applied against the outstanding principal of the Melissa Note, (ii) all interest on the Note accrued through August 15, 2008, and (iii) $4,500, representing Melissa Ltd’s attorneys’ fees and costs in connection with the Amendment.

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

In December 2008, Melissa Ltd. began foreclosure proceedings against its collateral, which included 100% of the Company’s holdings in AirGATE, and the right to convert the Melissa Note into restricted, unregistered shares of the Company’s common stock.  The foreclosure proceeding was consummated on January 16, 2009 and the Company’s holdings in AirGATE were forfeited.  Additionally, Melissa Ltd. converted approximately $51,000 of principal on the Melissa Note to 51,000,000 shares of the Company’s common stock, concurrent with the maturity date of December 15, 2008.

In May 2011, Melissa, Ltd. converted approximately $75,000 in principal and $40,000 of accrued interest into 575,000 shares of restricted, unregistered common stock.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE G - Debt Financing Arrangements - Continued

Melissa Note - continued

On March 20, 2012, the Company issued 8,747,864 shares of restricted, unregistered shares to Melissa, Ltd. in repayment of approximately $17,496 in notes payable principal.  As the valuation of the conversion as stated in the respective note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,494,684 which will be classified as “interest expense” in the Company’s financial statements.

On August 23, 2012, the Company issued 450,000 shares of unrestricted shares to Melissa, Ltd. in repayment of approximately $90,000 in note payable principal and accrued interest.   As the valuation of the conversion as stated in the respective note agreements was above or equal to the “fair value” of the securities issued and the Company did not experience any non-cash charge to operations as a result of this transaction.

On September 28, 2012, the Company issued 350,000 shares of unrestricted to Melissa, Ltd. in repayment of approximately $17,500 in note payable principal and accrued interest.  As the valuation of the conversion as stated in the respective note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $45,500 which will be classified as “interest expense” in the Company’s financial statements.

As of September 30, 2012 and December 31, 2011, respectively, the outstanding balance on the Melissa Note is approximately $575,743 and $615,025, inclusive of capitalized accrued interest.  Interest continues to accrue at 10% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  This note bears interest at 10.0% and matured in Calendar 2011.  Subsequent to maturity, the note is due upon demand and no demand for repayment has been made for repayment.  Through September 30, 2012 and December 31, 2011, respectively, an aggregate of approximately $242,367 and $236,359 has been advanced against this note.

On October 5, 2012, the Company paid $100,000 cash against the accrued interest and principal on this note.

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
September 30, 2012 and December 31, 2011

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

On June 13, 2012, the Company entered into a Settlement Agreement and Addendum to Securities Repurchase Agreement with LJII .  On December 8, 2011, LJII sued the Company in regards to a claimed breach of a convertible debenture dated August 29 and October 9, 2007.  The Company filed its answer and cross complaint in the lawsuit.  In June 2012, both parties determined that it would be in their best interest to settle the suit and cross complaint.  As part of the settlement LJII agreed to extend the Maturity Date of the Debentures to December 31, 2013 and to exercise approximately 2,800,000 Common Stock Warrants at One Dollar ($1.00) per Share as the Debentures are converted.  This Settlement Agreement and Addendum effectively cancelled the initial warrant(s) (approximately 145,613 warrants exercisable at $20.00 as effected by the Company’s 2010 reverse stock split) and issued 2,912,260 new warrants reflecting the restructured warrant(s), pricing and expiration date.  The Company recognized no effect in the accompanying financial statements as a result of this transaction; however, the Company will experience a “cheap stock” charge equivalent to the difference between the “fair value” of the shares issued and the contractual blended conversion/exercise price on the date of each future conversion transaction.

On July 23, 2012 and October 5, 2012, LJII tendered notices to the Company to convert an aggregate $13,500 in debenture principle and exercise an aggregate 135,000 in warrants.  These transactions generated approximately $135,000 in warrant proceeds to the Company.

At September 30, 2012 and December 30, 2011, respectively, the outstanding principal amount of convertible debentures totaled approximately $274,225 and $285,225.

NOTE H - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2012 and 2011, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE H - Income Taxes - Continued

As of September 30, 2012, the Company has a cumulative net operating loss carryforward of approximately $4,130,000 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended September 30, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011

Statutory rate applied to loss before income taxes	$(493,000)	$(285,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Nondeductible charge for stock issued at less than “fair value”	456,300	39,000
Nondeductible charge for non-operating asset impairment	-	14,000
Other, including use of net operating loss
carryforward and reserve for deferred tax asset	37,000	232,000

Income tax expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$1,400,000	$1,354,000
Stock based compensation	-	-
Debt discount amortization	657,000	657,000
Other	-	-
	2,057,000	2,011,000
Less valuation allowance	(2,057,000)	(2,011,000)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $46,000 and $(6,000), respectively.

NOTE I - Preferred Stock

The Company is authorized to issue up to a total of 75,000,000 shares of $0.001 par value Preferred Stock.  The Company’s Board of Directors has designated 250,000 shares as “Series A Convertible Preferred Stock”.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE I - Preferred Stock - Continued

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

As of September 30, 2012 and December 31, 2011, respectively, there were no shares of preferred stock issued and outstanding.

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

Reverse Stock split

Effective August 9, 2010, Company’s Board of Directors declared a 1-for-20 reverse split of the issued and outstanding shares of common stock.  The reverse stock split was implemented by adjusting the stockholders’ book entry accounts to reflect the number of shares held by each stockholder following the split.  No fractional shares were issued in connection with the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share.  The reverse stock split reduced the number of the Company’s issued and outstanding shares of common stock on this date from 136,089,746 to approximately 5,513,000.

On January 31, 2011, the Company’s Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock.  The Amended Articles were filed with the Nevada Secretary of State on March 22, 2011, the effective date of the amendment.

The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

Stock issuances

On October 7, 2010, the Company issued 1,000,000 shares of restricted, unregistered post-reverse split shares, valued at approximately $530,000 which was equal to the closing quotation of the Company’s securities on the transaction date,  to 21-Century Silicon, Inc. (a Texas corporation) to license the use of 21-Century’s technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century.  On January 28, 2011, concurrent with the abandonment of the 21-Century transaction, the Company rescinded the October 2010 transaction where 1,000,000 shares of restricted, unregistered common stock was issued to license the use of 21-Century’s technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century.  Further, concurrent with this action, the Company executed its lien on the assets pledged by 21-Century in satisfaction of a note receivable and accrued interest totaling approximately $41,200.  Upon foreclosure on said assets, the Company’s management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200.  Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

On January 3, 2011, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 21,375 shares of the Company’s common stock.  Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company’s common stock for $10,000 cash.  This conversion was completed on January 5, 2011 with the delivery of the shares to LJII.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $10,962 which was classified as “interest expense” in the accompanying financial statements.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE J - Common Stock Transactions - Continued

Stock issuances - continued

In May 2011, the Company issued an aggregate 575,000 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $75,000 on the aforementioned notes and approximately $40,000 in accumulated accrued interest.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $115,000 which was classified as “interest expense” in the accompanying financial statements.

In July 2011, in connection with the execution of a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate “The Texas Star Casino” outside the nine mile territorial waters of Texas, in international waters, as a casino ship, the Company issued 100,000 shares of restricted, unregistered common stock as an inducement to execute the LOI.  This transaction was valued at approximately $25,000 which approximated “fair value” of the Company’s securities on the date of issuance.

In August 2011, the Company issued an aggregate 12,252,136 shares of restricted, unregistered common stock to Old West, Molina and the Bogat Trust, as previously discussed.  Concurrent with the rescission of this transaction, the Company recovered 11,000,000 shares of the 12,252,136 shares originally issued.  Approximately 1,252,136 shares remained in the possession of Old West, Molina and/or the Bogat Trust.  These net 1,252,136 shares remaining outstanding were initially valued at an agreed-upon value of approximately $25,042.  As the agreed-upon transaction valuation was below the “fair value” of the shares issued, the Company experienced an additional non-cash charge to operations of approximately $475,812.  The aggregate approximately $500,854 was charged to operations as “Loss on rescinded acquisition of Old West Entertainment Corp.” in the accompanying financial statements to reflect the net economic event related to these transactions.

In October and November 2011, the Company issued an aggregate 6,800,000 shares of free-trading common stock in settlement of approximately $13,600 of debt on the books of Old West Entertainment Corp. while Old West was an operating component of the Company and prior to the March 2012 rescission of the entire transaction.  As the debt reduction was less than the “fair value” of the shares issued, the Company recognized an additional non-cash charge to operations of approximately $1,091,000 was recognized as “Loss on rescinded acquisition of Old West Entertainment Corp.” during the 4th quarter.

On March 20, 2012, the Company issued 8,747,864 shares of restricted, unregistered shares to Melissa, Ltd. in repayment of approximately $17,496 in notes payable principal.  As the valuation of the conversion as stated in the respective note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,494,684 which will be classified as “interest expense” in the Company’s financial statements.

On July 23, 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 177,713 shares of the Company’s common stock.  Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company’s common stock for $10,000 cash.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,877 which was classified as “interest expense” in the accompanying financial statements.

On August 23, 2012, the Company issued 450,000 shares of unrestricted shares to Melissa, Ltd. in repayment of approximately $90,000 in note payable principal and accrued interest.   As the valuation of the conversion as stated in the respective note agreements was above or equal to the “fair value” of the securities issued and the Company did not experience any non-cash charge to operations as a result of this transaction.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE J - Common Stock Transactions - Continued

Stock issuances - continued

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issue 1,000,000 restricted, unregistered shares of the Company's common stock.  At closing, the Company issued the shares of common stock and executed the promissory notes and pledge agreements required by the Purchase Agreement to secure payment of the cash component of the purchase price.  At the date of closing, none of the parties to the Purchase Agreement were affiliates of the Company.  As of November 28, 2012, the Sellers had not provided certain required financial information, appointed an X-Change designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.

On September 28, 2012, the Company issued 350,000 shares of unrestricted to Melissa, Ltd. in repayment of approximately $17,500 in note payable principal and accrued interest.  As the valuation of the conversion as stated in the respective note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $45,500 which will be classified as “interest expense” in the Company’s financial statements.

NOTE K - Common Stock Warrants

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company’s 2010 reverse stock split and the June 2012 litigation settlement with LJII.

	Number of	Weighted
	Warrant	Average
	Shares	Price

Balance at January 1, 2011	607,016	$5.72

Issued	-
Exercised	(10,000)	$1.00
Expired	-	-

Balance at December 31, 2011	597,016	$5.72

Issued	2,912,260	$1.00
Cancelled	(145,613)	$20.00
Exercised	(10,000)	$1.00
Expired	(400,978)	$0.93

Balance at September 30, 2012	2,952,685	$1.02

As of September 30, 2012, the warrants break down as follows:

# warrants	exercise price

2,902,260	$1.00
37,125	$1.40
13,300	$4.00

2,952,685	$1.02

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
September 30, 2012 and December 31, 2011

NOTE K - Common Stock Warrants - Continued

# warrants	expiring in

13,300	2012
2,902,260	2013
37,125	2018

2,952,685

NOTE L - Contingencies

The Company has acquired certain oil and gas leases with M.L.H. LLC through a Purchase and Sale agreement with Big Sky Oil, Inc. a wholly-owned subsidiary of the Company.  The Company has closed on the M.L.H. LLC leases by way of a farm out agreement and has agreed to pay $500,000 for each  640 Acre lease site drilled.  The Company has initiated conversations with interested working interest investors for a drilling program to start operations involving a portion of the M.L.H. leases and has not completed any funding for this endeavor.

NOTE M - Subsequent Events

On October 5, 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $12,500 of the outstanding debenture balance into 2,107,143 shares of the Company’s common stock.  Additionally, LJII exercised 125,000 outstanding warrants to obtain 125,000 shares of the Company’s common stock for $125,000 cash.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $245,536 which will be classified as “interest expense” in the accompanying financial statements.

On November 29, 2012, the Company and 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") agreed to resend a Purchase Agreement with in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian") retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.  The transaction was nullified as the Sellers had not provided certain required financial information, appointed a Company designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.

Management has evaluated all activity of the Company through December 5, 2012 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects", “aims” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On January 31, 2011, the Company’s Board of Directors and its majority shareholder approved an amendment to its Articles of Incorporation increasing the authorized capital of the Company from 37,500,000 shares of $0.001 par value common stock and 3,750,000 shares of $0.001 par value preferred stock to 750,000,000 shares of $0.001 par value common stock and 75,000,000 shares of $0.001 par value preferred stock.  The Amended Articles were filed with the Nevada Secretary of State on March 22, 2011, the effective date of the amendment.

(3)	Plan of Business

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada.  Prior to this transaction, Old West was not affiliated with or related to the Company or its management.  As part of the Agreement, the Company acquired all rights, title and interest in all of Old West's Operating Entertainment Business (Assets).  The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business.  The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost."  In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company’s common stock to Old West.

As part of the Agreement, Molina/Frost was issued 5,000,000 shares of restricted, unregistered shares of the Company’s common stock and was appointed President and CEO of the Company.  The Company also issued 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust was to provide to the Company in operating the music and entertainment portion of the business.

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

On April 12 and May 14, 2012, respectively, the Company through a concurrently formed entity to-be-acquired as a wholly-owned subsidiary, Cress Oil and Natural Gas Company (Cress), entered into Purchase and Sale Agreements with Granite Group Energy (a Delaware Limited Liability Company hereafter referred to as "Granite") and Wexco Resources, LLC (a Colorado Limited Liability Company hereafter referred to as "Wexco").  As part of the Granite Agreement, the Company is acquiring from Granite approximately 21,111 net acres of mineral interests in return for the payment of approximately $15,000,000.  As part of the Wexco Agreement, the Company is acquiring from Wexco approximately 50,000 net acres of mineral interests in Teton County, Montana in return for the payment of approximately $7,500,000.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

On May 10, 2012,  the Company,  through  Cress,  entered into an Agreement  (the"Agreement") with Diverse Energy  Investments,  LLC ("Diverse").  As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 net acres of mineral  interests in Roosevelt and Daniels  Counties,  Montana in return for the payment of  approximately  $8,812,500.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

Diverse Energy Investments, LLC. transferred the ownership of the leases to M.L.H. LLC and signed a new Purchase and Sale agreement with Big Sky Oil, Inc. a new subsidiary of The X-Change Corporation. That purchase and Sale Agreement has a closing date of December 20,2012 and the acreage was increased to 19,499.28 net acres. The price has been increased to $11,455,827.00. Diverse Energy transferred the leases to M.L.H. because of a dispute as to the ownership of Diverse. The dispute does not involve the leases or The X-Change Corporation.

The Investor who agreed to fund Cress declined to fund the purchase of the Diverse leases. The Granite Group leases expired on July 20, 2012 when the closing did not take place.  The closing did not take place because the individual who incorporated Cress Oil and agreed to fund the purchase informed Granite that he had changed his mind and was going to not transfer ownership of Cress to the Company.  The Wexco leases expired by the terms of the Purchase and Sale Agreement. The Company is still seeking funding on the Wexco leases even though the PSA has expired.

Currently, the Company has closed on the M.L.H. LLC leases by way of a farm out agreement. The Company has agreed to pay $500,000 for each  640 Acre lease site drilled.  The Company has initiated conversations with interested working interest investors for a drilling program to start operations involving a portion of the M.L.H. leases.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issue 1,000,000 restricted, unregistered shares of the Company's common stock.  At closing, the Company issued the shares of common stock and executed the promissory notes and pledge agreements required by the Purchase Agreement to secure payment of the cash component of the purchase price.  At the date of closing, none of the parties to the Purchase Agreement were affiliates of the Company.  As of November 28, 2012, the Sellers had not provided certain required financial information, appointed an X-Change designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.

(4)	Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2012 and 2011, respectively.

General and administrative expenses for the nine months ended September 30, 2012 and 2011 were approximately $35,000 and $93,000, respectively.  During the first quarter of 2012, the Company was virtually dormant due to the inaction of former management.  During the first quarter of 2011, the Company experienced somewhat higher expenditure levels due to various due diligence activities related to the various proposed acquisitions, as discussed in previous filings.   Current management continues to focus on exploring possible candidates for a business combination transaction, including the completion of the oil & gas lease acquisitions in eastern-Montana and western-North Dakota.  Accordingly, future expenditure levels will fluctuate depending on the Company’s acquisition endeavors and the stated objective of remaining current with the Company’s periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

On January 28, 2011, concurrent with the abandonment of the 21-Century Silicon transaction, the Company rescinded the December 2011 transaction where 1,000,000 shares of restricted, unregistered common stock was issued to the shareholders of 21-Century Silicon to license the use of 21-Century Silicon’s technology and to secure an exclusive right to negotiate to acquire certain intellectual property from 21-Century Silicon.  Additionally, concurrent with this action, the Company executed its lien on the assets of 21-Century Silicon in satisfaction of a note receivable and accrued interest totaling approximately $41,200.  Upon foreclosure on said assets, the Company’s management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200.  Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

On May 25, 2011, the Company announced that it had closed on the purchase of a Casino Ship located in Freeport, Texas. The acquisition was purchased by LDC Collection Systems, Inc., a newly-formed and wholly-owned subsidiary incorporated under the Laws of the State of Texas.  The purchase price was 2,000,000  shares of restricted, unregistered common stock of the Company with an agreed-upon valuation of approximately $1,750,000.  The Casino ship, known as “The Texas Star Casino”, is a 155-foot ocean going vessel equipped with 250 slot machines and various table games.  The ship also has facilities for entertainment, beverage service and dining.  The ship was purchased from CJP Entertainment LLC, a Missouri corporation.  The ship was built in 1977 and updated in 1986.  The ship previously operated out of ports located in Georgia and Florida.

On June 6, 2011, the Company has also entered into a Letter of Intent ("LOI") with George J. Akmon and Jerry Monday & Associates, LLC (collectively referred to as "Operators") to operate “The Texas Star Casino” outside the nine mile territorial waters of Texas, in international waters, as a casino ship.  As it was the intent to operate the ship outside the 9-mile State of Texas territorial limit means that the Company, nor its operators, will be required to acquire or hold a gaming license from the State of Texas.

On July 25, 2011, the Company, its wholly-owned subsidiary, LDC Collection Systems, Inc. and CJP Entertainment LLC, mutually agreed to execute a Repurchase Agreement whereby the May 25, 2011 transaction to purchase a Casino Ship located in Freeport, Texas.  The original transaction was valued at approximately $1,750,000 (which approximated 21.9% of a November 8, 2006 independent third-party appraisal by Cruise Research and Management of the casino ship) (see Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on or about June 2, 2011) and consideration of 2,000,000 shares of the Company’s restricted, unregistered common stock was issued to the seller.  Concurrent with the execution of the July 25, 2011 Repurchase Agreement, the 2,000,000 shares of the Company’s common stock held by the CJP Entertainment LLC was returned to the Company and cancelled.  As the Company retained no rights to own or operate the cruise ship, no further action was taken by Management, George J. Akmon and/or Jerry Monday & Associates, LLC with regard to the June 6, 2011 LOI to operate said casino ship and said negotiations and obligations ceased on the part of all parties.  Pursuant to the appropriate accounting literature, this transaction was reflected in the restated financial statements net of all the aforementioned events as of June 30, 2011, as reported on Form 10-Q/A.

On August 18, 2011, the Company entered into an Asset Purchase Agreement with Old West Entertainment Corp. (Old West), a corporation formed February 3, 2011 in accordance with the Laws of the State of Nevada.  Prior to this transaction, Old West was not affiliated with or related to the Company or its management.  As part of the Agreement, the Company acquired all rights, title and interest in all of Old West's Operating Entertainment Business (Assets).  The Assets included a website, client base, capital assets, hardware, software, intellectual property as well as all of Old West's artists, properties, patents, trademarks and distribution rights and agreements relating to Old West's music and entertainment business.  The Company also assumed all rights and obligations under a Management Consulting Agreement between Old West and Arturo Molina, Jr. (Molina), also known in the music business as "Frost."  In exchange, the Company issued 1,000,000 shares of restricted, unregistered shares of the Company’s common stock to Old West.

As part of the Agreement, Molina/Frost was issued 5,000,000 shares of restricted, unregistered shares of the Company’s common stock and was appointed President and CEO of the Company.  The Company also issued 5,000,000 shares of restricted, unregistered shares of common stock to the Bogat Family Trust as consideration for the management services that beneficiaries of the Trust was to provide to the Company in operating the music and entertainment portion of the business.

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

On April 12 and May 14, 2012, respectively, the Company through a concurrently formed entity to-be-acquired as a wholly-owned subsidiary, Cress Oil and Natural Gas Company (Cress), entered into Purchase and Sale Agreements with Granite Group Energy (a Delaware Limited Liability Company hereafter referred to as "Granite") and Wexco Resources, LLC (a Colorado Limited Liability Company hereafter referred to as "Wexco").  As part of the Granite Agreement, the Company is acquiring from Granite approximately 21,111 net acres of mineral interests in return for the payment of approximately $15,000,000.  As part of the Wexco Agreement, the Company is acquiring from Wexco approximately 50,000 net acres of mineral interests in Teton County, Montana in return for the payment of approximately $7,500,000.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

On May 10, 2012,  the Company,  through  Cress,  entered into an Agreement  (the"Agreement") with Diverse Energy  Investments,  LLC ("Diverse").  As part of the Agreement, the Company is acquiring from Diverse approximately 15,000 net acres of mineral  interests in Roosevelt and Daniels  Counties,  Montana in return for the payment of  approximately  $8,812,500.  As of the date of this filing,  this Agreement has not been consummated through the payment of the required consideration.

Diverse Energy Investments, LLC. transferred the ownership of the leases to M.L.H. LLC and signed a new Purchase and Sale agreement with Big Sky Oil, Inc. a new subsidiary of The X-Change Corporation. That purchase and Sale Agreement has a closing date of December 20,2012 and the acreage was increased to 19,499.28 net acres. The price has been increased to $11,455,827.00. Diverse Energy transferred the leases to M.L.H. because of a dispute as to the ownership of Diverse. The dispute does not involve the leases or The X-Change Corporation.

The Investor who agreed to fund Cress declined to fund the purchase of the Diverse leases. The Granite Group leases expired on July 20, 2012 when the closing did not take place.  The closing did not take place because the individual who incorporated Cress Oil and agreed to fund the purchase informed Granite that he had changed his mind and was going to not transfer ownership of Cress to the Company.  The Wexco leases expired by the terms of the Purchase and Sale Agreement. The Company is still seeking funding on the Wexco leases even though the PSA has expired.

Currently, the Company has closed on the M.L.H. LLC leases by way of a farm out agreement. The Company has agreed to pay $500,000 for each  640 Acre lease site drilled.  The Company has initiated conversations with interested working interest investors for a drilling program to start operations involving a portion of the M.L.H. leases.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issue 1,000,000 restricted, unregistered shares of the Company's common stock.  At closing, the Company issued the shares of common stock and executed the promissory notes and pledge agreements required by the Purchase Agreement to secure payment of the cash component of the purchase price.  At the date of closing, none of the parties to the Purchase Agreement were affiliates of the Company.  As of November 28, 2012, the Sellers had not provided certain required financial information, appointed an X-Change designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.

The Company recognized interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $1,416,000 and $201,000 during the nine months ended September 30, 2012 and 2011, respectively.  Included in the September 30, 2012 expenses is a non-cash charge of approximately $1,416,000 related to the issuance of restricted, unregistered common stock at less than ‘fair value’ for the payment of approximately $117,500 in principal and/or accrued interest to either Melissa CR 364, Ltd. or LCII through the issuance of common stock.  The maturity date of the Company’s convertible debenture with La Jolla Cove Investors, Inc. has been extended until December 31, 2013.  This debenture is discussed more fully in our Annual Report on Form 10-K.  Due to the nature and conditions of this debt, it has been classified as “current” on the Company’s balance sheet regardless of the stated maturity date(s).

Earnings per share for the respective nine month periods ended September 30, 2012 and 2011, respectively, were $(0.05) and $(0.15) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(5)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, respectively, the Company had a working capital deficit of approximately $(1,205,000) and $(1,235,000).

The Company’s current controlling stockholder has maintained the corporate status of the Company and has provided all working capital support on the Company's behalf since the December 2008 foreclosure action.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  It is the intent of this controlling stockholder to continue the funding the nominal necessary expenses to sustain the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for this controlling stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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

The Company’s Articles of Incorporation authorize the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

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

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $1,000 of the outstanding debenture balance into 177,713 shares of the Company’s common stock.  Additionally, LJII exercised 10,000 outstanding warrants to obtain 10,000 shares of the Company’s common stock for $10,000 cash.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,877 which was classified as “interest expense” in the accompanying financial statements.  The $10,000 cash proceeds were used to support the Company’s working capital needs.

On August 23, 2012, the Company issued 450,000 shares of unrestricted shares to Melissa, Ltd. in repayment of approximately $90,000 in note payable principal and accrued interest.   As the valuation of the conversion as stated in the respective note agreements was above or equal to the “fair value” of the securities issued and the Company did not experience any non-cash charge to operations as a result of this transaction.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issue 1,000,000 restricted, unregistered shares of the Company's common stock.  At closing, the Company issued the shares of common stock and executed the promissory notes and pledge agreements required by the Purchase Agreement to secure payment of the cash component of the purchase price.  At the date of closing, none of the parties to the Purchase Agreement were affiliates of the Company.  As of November 28, 2012, the Sellers had not provided certain required financial information, appointed an X-Change designated member to the Company's Board of Directors, or delivered the Guardian stock certificates, all of which were required by the Purchase Agreement.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction.

On September 28, 2012, the Company issued 350,000 shares of unrestricted to Melissa, Ltd. in repayment of approximately $17,500 in note payable principal and accrued interest.  As the valuation of the conversion as stated in the respective note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $45,500 which will be classified as “interest expense” in the Company’s financial statements.

On October 5, 2012, LJII issued a Debenture Conversion Notice to the Company for the conversion of $12,500 of the outstanding debenture balance into 2,107,143 shares of the Company’s common stock.  Additionally, LJII exercised 125,000 outstanding warrants to obtain 125,000 shares of the Company’s common stock for $125,000 cash.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $245,536 which will be classified as “interest expense” in the accompanying financial statements.  The $125,000 in cash proceeds were used as follows: $100,000 retirement of debt and accrued interest; $17,000 to various consultants and the balance for Company working capital needs.

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

The X-Change Corporation

Dated: December 5, 2012	By: /s/ R. Wayne Duke
R. Wayne Duke
Chairman, Chief Executive Officer,
Acting Chief Financial Officer and Director