Form 10-K
period 2012-12-31
X-CHANGE CORP
filed 2013-04-26
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ______________ to _____________

Commission File Number: 002-41703

The X-Change Corporation
(Exact Name of Registrant as Specified in Its Charter)
Nevada	90-0156146
(State of Incorporation)	(I. R. S. Employer ID Number)

3741 Bloomington Street, Suite 4, Colorado Springs, CO 80922
(Address of Principal Executive Offices)

(888) 889-0888
(Registrant’s Telephone Number)

12655 North Central Expressway, Suite 1000, Dallas, Texas 75243
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [    ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [    ]    No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).
Yes [    ]    No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [ X  ]    No [    ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 15, 2013 was approximately $3,156,095 based upon 45,087,071 shares held by non-affiliates and a closing market price of $0.07 per share on April 22, 2013, as reported on www.bigcharts.com.

As of April 22, 2013, there were 73,785,647 shares of Common Stock issued and outstanding.

The X-Change Corporation

Index to Contents

Page Number

In this filing, the terms “we”, “our”, “us”, “X-Change”, and/or “Company” refer to the Registrant, The X-Change Corporation.

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

PART I
Item 1 - Business

General

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000.  We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception.  As of December 31, 2008, the Company had disposed of all operating assets and operating activities.

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

In August 2012, the Company formed the wholly-owned subsidiaries - Big Sky Oil, Inc. and Cut Bank Operating, Inc. - as Wyoming corporations to conduct operations related to various proposed new business activities.  There has been no economic activity conducted within either subsidiary since their formation.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.

Our principal office is located at 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243 and our telephone number is (888) 889-0888.

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

In December 2008, the lender of a note payable by AirGATE began foreclosure proceedings against its collateral, which included 100% of the Company’s holdings in AirGATE and the right to convert the note into restricted, unregistered shares of the Company’s common stock.  The note and accrued, and unpaid, interest was converted to 51,000,000 shares of the Company’s common stock and the foreclosure proceeding was consummated on January 16, 2009.  Due to the timing of this transaction, the foreclosure and related disposition of AirGATE is reflected in the accompanying financial statements as of December 31, 2008.

On May 4, 2009, the Company entered into a Settlement Agreement and Release with AirGATE, HM Energy Technologies, Inc. (HM), Wm. Chris Mathers, the Company’s former CFO, (Mathers), Kathleen Hanafan, the Company’s former CEO, (Hanafan), Duke Loi, an employee of AirGATE, (Loi), Samson Investment Company (Samson), Ironman PI Fund (QP), L.P. (Ironman), John Thomas Bridge and Opportunity Fund, LP ("John Thomas" collectively with Samson and Ironman, SIJ) and Melissa CR 364, LTD (Melissa).   As a result of the various transactions effected under the Agreement, SIJ surrendered all of their shares in the Company; cancelled all financial obligations of the Company, which approximated $3.96 million, including accrued but unpaid interest); and terminated their rights under the various warrant and guaranty agreements.  The Company provided all parties with a full release of claims, known and unknown, in exchange for these various surrenders, cancellations and terminations.

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

On March 10, 2010, we discovered certain improprieties in Connected Media Technologies, Inc.’s, its officers and directors’ representations of its assets owned and other matters in the above proposed acquisition transaction and took the appropriate steps to remove the previously seated executive officers and directors affiliated with the acquisition target, Connected Media Technologies, Inc.  We did not issue the aforementioned 400 million shares of its common stock for this transaction and will not be acquiring any assets from Connected Media Technologies, Inc.

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

On August 16, 2010, The X-Change Corporation (Company) announced the pending acquisition of IPTV World, a company based in Los Angeles with hosting facilities in the famous One Wilshire carrier hotel.  This acquisition was subject to the execution of a definitive agreement and the completion of appropriate due diligence by all parties

On September 8, 2010, in conjunction with the abandonment of the previously disclosed current business plan consisting of the development and implementation of a Latino-targeted media delivery service and a bilingual home shopping network, The X-Change Corporation (Company) announced the resignation of Fernando Gómez, Richard Steele, and Ron Vigdor from its Board of Directors and as officers of the Company.

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

On October 7, 2010, the Company announced that it signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century).  The terms of the acquisition was anticipated to involve a change in control of the Company and the appointment of new directors.  Concurrent with the execution of the agreement in principle, the Company issued 1,000,000 shares of restricted, unregistered common stock to license 21-Century’s technology and to secure an exclusive right to negotiate to acquire certain intellectual property.  The closing of the acquisition was subject to the completion of all appropriate due diligence.  On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century’s behalf.  On January 17, 2011, the Company announced that through its wholly-owned subsidiary, PolySilicon, Inc, it had completed the purchase of the intangible assets of 21-Century, subject to an agreement to purchase a $3,500,000 note payable owed to the State of Texas (Texas Note) by 21-Century.  On January 28, 2011, the Company announced that it had cancelled the purchase of 21-Century and canceled its offer to purchase the Texas Note.  The purchase of the assets was conditioned on the Company being able to purchase the Texas Note.  The State of Texas' insistence on additional repetitive reviews of the proposed transaction, which was scheduled for closing, resulted in the Company's inability to complete and close the financing necessary for silicon manufacturing.  Concurrent with this action, the Company rescinded the 1,000,000 shares issued in the October 7, 2010 event and executed its lien on the assets of 21-Century Silicon in satisfaction of a note receivable and accrued interest totaling approximately $41,200.  Upon foreclosure on said assets, the Company’s management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200.  Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

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

Item 1A - Risk Factors

Not required.

Item 1B - Uncleared Staff Comments

None

Item 2 - Properties

We currently maintain a mailing address at 3741 Bloomington Street, #4, Colorado Springs, CO 80922.  Our telephone number is (888) 889-0888.  Other than this mailing address, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future as all of our officers and directors are employed full-time in other business ventures.  We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s controlling stockholder.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction or otherwise commences the operations of a business activity; however, it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

None.

Item 4 - Mine Safety Disclosures

None

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the NASDAQ OTC Bulletin Board, under the trading symbol “XCHC.” As of April 22, 2013, there were approximately 78 registered holders of record of our common stock, exclusive of shares held in street name.  The following table sets forth the range of the high and low bid prices per share of our common stock as reported on www.bigcharts.com during the last two calendar years for the period indicated.

	High	Low
Year ended December 31, 2011
Quarter ended March 31	$0.74	$0.27
Quarter ended June 30	$0.40	$0.15
Quarter ended September 30	$0.20	$0.05
Quarter ended December 31	$0.30	$0.04

Year ending December 31, 2012
Quarter ended March 31	$0.30	$0.04
Quarter ended June 30	$0.40	$0.12
Quarter ended September 30	$0.18	$0.07
Quarter ended December 31	$0.17	$0.04

Year ending December 31, 2013
Quarter ended March 31	$0.18	$0.06
Quarter ending June 30 (through April 15, 2013)	$0.09	$0.07

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

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares (approximately 195,122 post-reverse split shares) of the Company’s common stock.  This conversion was completed on April 12, 2010 with the delivery of the shares to LJII.  As the conversion price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which was classified as “interest expense” in the accompanying financial statements.

In September 2010 and December 2010, the Company issued an aggregate 9,797,416 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $50,000 on the aforementioned line of credit and approximately $146,000 in accumulated accrued interest on both the AirGATE and line of credit notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $4,950,000 which was classified as “interest expense” in the accompanying financial statements.

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

In July and October 2012, LJII issued separate Debenture Conversion Notices to the Company for the conversion of an aggregate $13,500 of the outstanding debenture balance into an aggregate 2,284,856 shares of the Company’s common stock.  Additionally, LJII exercised 135,000 outstanding warrants to obtain 135,000 shares of the Company’s common stock for $135,000 cash.  The conversions were completed on July 25, 2012 and October 5, 2012, respectively, with the delivery of the shares to LJII.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $243,841 which was classified as “interest expense” in the accompanying financial statements.

In March, August and December 2012, the Company issued an aggregate 10,897,864 post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $151,996 in principal and accrued interest payable on the aforementioned notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,421,184 which was classified as “interest expense” in the accompanying financial statements.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issued 1,000,000 restricted, unregistered shares of the Company's common stock.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction and the 1,000,000 shares of stock issued on September 10, 2012 were cancelled.

In December 2012, the Company issued an aggregate 5,400,000 shares of restricted, unregistered common stock to three (3) individuals as compensation for service as either a Company officer and/or director.  These shares were valued at an aggregate $159,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company experienced a non-cash charge of approximately $320,000 which was classified as “officer and director compensation” in the accompanying financial statements.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.  The Company issued an aggregate 10,000,000 shares of restricted, unregistered common stock to effect this acquisition, valued at an agreed-upon value of approximately $300,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company adjusted the acquisition price by approximately $300,000 to equal the “fair value” of the securities issued.  On December 31, 2012, management evaluated the carrying value of this acquistion and recognized an impairment charge to operations of approximately $600,000.

In the first quarter of Calendar 2013, the Company issued an aggregate 29,500,000 shares of common stock to various parties for consulting fees and the redemption of debt.

Common Stock Warrants

In conjunction with, and as a component of, certain debt issuances, the Company has the following common stock warrants issued and outstanding as of December 31, 2012 and 2011, respectively.

	Number of	Weighted
	Warrants	Average
	Shares	Price

Balance at January 1, 2011	607,016	$5.72
Issued
Exercised	(10,000)	$1.00
Expired	-	-

Balance at December 31, 2011	597,016	$5.72

Issued	2,912,260	$1.00
Cancelled	(145,613)	$20.00
Exercised	(135,000)	$1.00
Expired	(414,278)	$1.03

Balance at December 31, 2012	2,814,385	$1.01

As of December 31, 2012, the warrants break down as follows:

# warrants	exercise price

2,777,260	$1.00
37,125	$1.40

2,814,385	$1.01

# warrants	expiring in

2,777,260	2012	(*)
37,125	2018
2,814,385

(*) - The warrants expiring in 2012 are an integral component of the LJII financing as previously discussed.  As the debenture remains unpaid and LJII is continuing, with the Company’s approval, to convert the debenture into common stock and exercise warrants, they are considered to remain outstanding at and subsequent to December 31, 2012.

Repurchases of Equity Securities

We did not purchase any of our equity securities during 2011 and 2010.

Equity Compensation

In December 2012, the Company issued an aggregate 5,400,000 shares of restricted, unregistered common stock to three (3) individuals as compensation for service as either a Company officer and/or director, as follows: Wayne Duke - 350,000 shares; John McGuire - 50,000 shares; and Robert Kane - 5,000,000 shares.  These shares were valued at an aggregate $159,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company experienced a non-cash charge of approximately $320,000 which was classified as “officer and director compensation” in the accompanying financial statements.

During 2011, respectively, we did not issue any shares of our common stock to consultants.  We may from time to time issue additional shares to our consultants, employees or directors at the discretion of our board of directors.
During 2007, the Board of Directors approved and adopted the 2007 Stock Incentive Plan allowing for stock options to be issued to employees, directors and consultants of up to 6,000,000 shares in the aggregate.  The Plan was not presented to nor approved by a vote of the Company’s stockholders and provides for the issuance of incentive stock options and non-statutory options for common stock to the Company’s employees, directors and consultants.  The exercise price of each option may not be less than the trading price of the Company’s stock on the date of the option grant.  The options generally vest over a four year period and have a maximum term of ten years.  Upon the 2008 foreclosure on our operating subsidiary, AirGATE, all outstanding stock options were cancelled.  No options were exercised from their initial issuance through the December 31, 2008 effective disposition of this subsidiary.  Additionally, no options have been granted subsequent to December 31, 2008.

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

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain  provisions that are intended to enhance the likelihood of continuity  and stability in the composition of our board and in the policies formulated by our board and to discourage  certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws.  In  addition, our board has the authority, without further action by our stockholders, to issue up to 75,000,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.  The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of  delaying, deferring or preventing a change in our control.

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

As of December 31, 2012 and 2011, respectively, there were no shares of preferred stock issued and outstanding.

Restricted Securities

As of December 31, 2012, per our stock transfer agent, we had approximately 26,358,259 shares of common stock which may be considered to meet the definition and requirements of “restricted securities” as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

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

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for either of the years ended December 31, 2012 and 2011, respectively.

General and administrative expenses for each of the years ended December 31, 2012 and 2011  were approximately $743,000 and $111,000, respectively.  The 2012 and 2011 expenditures relate, principally, to the Company’s attempts to find a suitable business combination partner as well as adminstrative costs, including professional and consulting fees, related to the maintenance of the corporate entity and the Company’s continued compliance with the requirements of the Securities Exchange Act of 1934.  Further, the 2012 expenditures include approximately $479,000 in non-cash charges related to the payment of compensation to current and former officers and/or directors with common stock.  Additionally, the Company was invoiced and, accordingly, accrued, in the 4th quarter of 2012, approximately $200,000 in fees for services provided by consultants for various projects pursued during Calendar 2012.

The Company recognized aggregate interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $1,950,000 and $223,000 during each of the years ended December 31, 2012 and 2011, respectively.  The Company’s convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010 and was extended through December 31, 2012.  This debenture is discussed more fully in the Notes to our Financial Statements contained elsewhere in this Annual Report on Form 10-K.  We specifically note that all of the Company’s debt is in default and, accordingly, has been classified as “current” on the Company’s balance sheet regardless of the stated maturity date(s).

Management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.10) and $(0.11) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

(4)	Plan of Business

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.

The Company’s business plan is to develop and exploit the utilization of cannabis and hemp derived products.  However, there is no assurance that the Company will be able successful in this endeavor or that any future operations will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

(5)	Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital of approximately $(1,500,000) and $(1,235,000).

Our current business plan will require additional capital; however, our management team has identified the potential future needs related to the asset acquisition from Cannabis Science, Inc.; however, has not been able to predict the availability of additional capital with any appropriate degree of accuracy at this time.  However, there is no assurance that we will be successful in the development or operation of the business ventures we anticipate developing.

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

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 75,000,000 shares of preferred stock and 750,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing, The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of S. W. Hatfield, CPA's

On February 21, 2013, the Board of Directors of the Company was notified by it's auditors, S. W. Hatfield, CPA (SWHCPA) of Dallas, Texas that, as a result of the Asset Purchase Agreement with Cannabis Science, Inc., principally including the Joint Venture Operating Agreement with dupetit Natural Products GmbH (a Germany-based company), as reported in a Current Report on Form 8-K filed on or about December 28, 2012, SWHCPA would not stand for reappointment as the Company’s auditing firm for the year ended December 31, 2012.

The Company's Board of Directors has accepted the pending resignation of SWHCPA.

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended December 31, 2011 and 2010) and from January 1, 2012 to the date of this Report, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2011 and 2010, and from January 1, 2012 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided SWHCPA with a copy of the foregoing disclosure and requested SWHCPA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein.  A copy of SWHCPA’s letter dated February 21, 2013 was attached as Exhibit 16.1 in the Company’s filing on Form 8-K.

Proposed engagement of Drake Klein Messineo, CPA’s PA

On February 26, 2013, the Board of Directors of the Company announced that it had engaged the services of Drake Klein Messineo CPA’s PA (aka DKM Certified Public Accountants) (DKM) of Clearwater, Florida to perform the audit of the Company’s financial statements as of and for the year ended December 31, 2012.  This announcement was predicated upon a February 25, 2013 e-mail communication from DKM representing an inferred acceptance of the engagement.

On April 4, 2013, DKM informed the Company “... we are not going to be able to pursue this engagement.  Our resources are too thin at this time to provide the company [sic] with the quality and quantity of audit work that X-Change would require.”

Accordingly, DKM never issued, and the Company did not execute, an engagement letter related to the audit of our 2012 financial statements, nor has DKM issued any type of accountant’s report or auditor’s report on any of the Company’s financial statements.  During the period from February 25, 2013 through the date of this report, there were no disagreements with DKM on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.

As DKM was never officially the auditor of record for the Company, no exhibit letter(s) were required to be filed with our Current Report on Form 8-K.

Reengagement of S. W. Hatfield, CPA

On April 11, 2013, upon receipt of specific representations of the Company’s management and the management of dupetit Natural Products GmbH, the accounting firm of S. W. Hatfield, CPA agreed to accept an engagement to audit the Company’s financial statements as of and for the year ended December 31, 2012 with the express understanding that the appointment as auditor would cease concurrent with the filing of the Company’s Form 10-K for the year ended December 31, 2012.

The Company’s Board of Directors has accepted the engagement terms of S. W. Hatfield, CPA.

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended December 31, 2011 and 2010) and from January 1, 2012 to the date of this Report, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2011 and 2010, and from January 1, 2012 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided SWHCPA with a copy of the foregoing disclosure and requested SWHCPA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein.  A copy of SWHCPA’s letter dated April 25, 2013 is attached as Exhibit 16.1 in this filing.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  We are currently no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a business combination transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Robert J. Kane		Director, President, and CEO
Alfredo Dupetit		Director and V.P. of European Operations
Chad S. Johnson		Director and COO

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

The sole director and officer will devote his time to the Company’s affairs on an as needed basis.  There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Robert J. Kane-Director-President, and CEO

Mr. Kane worked as a registered representative for Stifel Nicolaus & Co. from November 2008 to December 2009.  From January 2010 to February 2011, Mr. Kane worked as president of Cannabis Consulting, Inc.  Mr. Kane has worked as vice president of investor relations for Cannabis Science, Inc. from September 2011 to present.

Mr. Alfredo Dupetit- Director and V.P. of European Operations

Mr. Dupetit is the owner and operator of Dupetit Natural Products GmbH (“DNPG”) since January 2006.  Under the expertise of Mr. Dupetit, DNPG is a manufacturer and wholesaler of organic hemp products, including cosmetics and nutriceuticals.  He also owns and operates BioScent (www.bioscent.info) since January 2006, which manufactures and distributes 100% natural and organic perfumes.  Mr. Dupetit has extensive expertise in developing and producing of organic and hemp based cosmetics.

Chad S. Johnson- Director and COO

Mr. Johnson, a native of Emporia, Kansas, and a resident of Washington, D.C., began his professional career in 1992 after graduating from Harvard College and Harvard Law School .  Following a federal judicial clerkship, Mr. Johnson joined the law firm Skadden Arps Slate Meagher & Flom LLP, where he practiced for several years in federal and state financial institution regulatory law with a focus on mergers and acquisitions, serving such clients as Citigroup, Sumitomo Bank, and Travelers.  He also performed substantial pro bono work for national LGBT and HIV and AIDS organizations while at Skadden.  In 2000, Mr. Johnson left his firm to serve as the Deputy Director of Business Leader Outreach and Deputy Director of Gay and Lesbian Issues for the Gore/Lieberman campaign, after which he served as Executive Director of the National Stonewall Democrats, the only national LGBT gay Democrats organization in the nation.  From 2003 to 2012, Mr. Johnson served as chief of staff and general counsel of The Center for Cosmetic Surgery, including management of medical devices and skincare.  In addition to other legal, charitable, and business endeavors, in 2010, Mr. Johnson co-founded the World AIDS Institute, a non-profit organization dedicated to document and preserve the global history of AIDS and to strengthen the spectrum of initiatives to find a cure, and more recently in 2012 co-founded with Timothy Ray Brown (the Berlin Patient) and David Purdy, the only charitable organization with a sole mission of finding an HIV cure: the Timothy Ray Brown Foundation. Also in 2012, Mr. Johnson was appointed to serve as a member of the Board of Directors of Cannabis Science, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings.  Based solely on our inquiries and absence of any copies received by us and/or a written representation from certain reporting persons, we believe that during the fiscal year ended December 31, 2012 that all eligible persons were not in compliance with the requirements of Section 16(a).

Conflicts of Interest

Our officers and directors are currently involved in other full-time ventures and, accordingly, at the present time, will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business may conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

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

Item 11 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has not received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).  See Certain Relationships and Related Transactions.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arturo Molina Former CEO Haviland Wright Former CEO	2011 2011 2010 2009	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-	$-0- $-0- $-0- $-0-
R. Wayne Duke, Former CEO	2012 2009	$350,000 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$350,000 $-0-

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

			(1)	(2)
	Number of shares	Number of shares	Beneficial	Percent of
Name and address	directly owned	indirectly owned	ownership	class

Cannabis Science, Inc.	7,500,000	-	7,500,000	10.16%
6946 N. Academy Blvd., Ste B254
Colorado Springs CO 80918

Alfredo Dupetit	5,000,000	-	5,000,000	6.78%
Haupstrasse 41D 63930
Neunkirchen Richelbach
Germany

Chad S. Johnson	5,000,000	-	5,000,000	6.78%
1754 Willard St, NW, #3
Washington DC 20009

Robert J. Kane	5,000,000	-	5,000,000	6.78%
1093 Wernimont Circle
Colorado Springs CO 80916

Charles Stidham	3,250,000	6,098,576	9,448,576	12.80%
416 CR 364
Melissa TX 75454

Officers and Directors as a group	22,500,000	-	22,500,000	30.50%

_______________________________

(1)
On April 22, 2013, there were 73,785,647  shares of our common stock outstanding and no shares of preferred stock issued and outstanding.  Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(2)
In determining the percent of voting stock owned by a person on April 22, 2013 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 73,785,647 shares of common stock outstanding on April 22, 2013, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities (approximately 2,814,385 shares on the exercise of the LaJolla and other outstanding warrants and approximately 3,900,000 shares to be issued if there was total conversion of the LaJolla debenture at October 5, 2012, the date of the last debenture conversion notice) - approximately 6,714,385 beneficial shares in total.  Accordingly, neither the numerator nor the denominator includes the La Jolla shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities in existence as of the date of this filing.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no relationships or transactions between us and any of our directors, officers and principal stockholders.

We currently maintain a mailing address at 3741 Bloomington Street, Suite #4, Colorado Springs, CO 80922.  Our telephone number is (888) 889-0888.  Other than this mailing address, we do not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future as all of our officers and directors are employed full-time in other business ventures.  We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s controlling stockholder.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$12,175	26,610
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-

Totals	$12,175	$26,610

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

The Company’s principal accountants, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits, Financial Statement Schedules

16.1	Letter from S. W. Hatfield, CPA
21.1	List of subsidiaries
31.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(Financial Statements begin on next page)

THE X-CHANGE CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2012 and 2011	F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
for the years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows
for the years ended December 31 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The X-Change Corporation

We have audited the accompanying consolidated balance sheets of The X-Change Corporation (a Nevada corporation) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders' equity (deficit) and consolidated statements of cash flows for each of the years ended December 31, 2012 and 2011, respectively.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements referred to above, in our opinion, present fairly, in all material respects, the consolidated financial position of The X-Change Corporation as of December 31, 2012 and 2011 and the consolidated results of its operations and cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
April 12, 2013 (except for Note L
as to which the date is April 25, 2013)

THE X-CHANGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$359	$-
Note receivable	-	-
Interest receivable	-	-
Total current assets	359	-

Other Assets
Patents, licenses and joint venture agreement, net of
accumulated amortization and impairment charges
of approximately $600,000, respectively	-	-

Total other assets	-	-

TOTAL ASSETS	$359	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible debenture payable, net of unamortized discount	$271,725	$285,225
Notes payable to shareholder	710,935	829,598
Accounts payable - trade	220,945	13,704
Accrued interest payable	296,165	106,632

Total Current Liabilities	1,499,770	1,235,159

Total Liabilities	1,499,770	1,235,159

Commitments and contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value.
75,000,000 shares authorized.
none issued and outstanding	-	-
Common stock - $0.001 par value.
750,000,000 shares authorized.
52,786,147 and 24,068,427 shares issued and outstanding	52,786	24,068
Additional paid-in capital	27,942,561	24,924,147
Accumulated deficit	(29,494,758)	(26,183,374)
Total Stockholders’ Deficit	(1,499,411)	(1,235,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$359	$-

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Revenues - net of returns and allowances	$-	$-
Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Executive and director compensation	479,000	-
Legal, professional and consulting fees	254,978	66,093
General and administrative expenses	9,448	45,149
Total operating expenses	743,426	111,242

Loss from operations	(743,426)	(111,242)

Other income (expense)
Interest expense	(1,967,958)	(222,522)
Impairment of patents, licenses and joint venture agreement	(600,000)	-
Loss on rescinded acquisition of Old West Entertainment Corp.	-	(1,605,654)
Impairment of non-operating assets acquired in note foreclosure	-	(41,260)
Total other income (expense)	(2,567,958)	(1,869,436)

Loss from operations before provision for income taxes	(3,311,384)	(1,980,678)

Provision for income taxes	-	-

Loss from operations	(3,311,384)	(1,980,678)

Other comprehensive income	-	-

Comprehensive Loss	$(3,311,384)	$(1,980,678)

Net loss per weighted-average share
of common stock outstanding, calculated
on Net Loss - basic and fully diluted	$(0.10)	$(0.11)

Weighted-average number of shares
of common stock outstanding	32,710,572	17,541,720

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended December 31, 2012 and 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2011	16,609,916	$16,310	$23,579,289	$(24,202,696)	(607,097)

Rescission of License Agreement	(1,000,000)	(1,000)	(529,000)	-	(530,000)

Common stock issued for
Debenture conversion and
exercise of warrant	31,375	31	10,969	-	11,000
Effect of issuance at
less than “fair value”	-	-	10,963	-	10,963
Debt conversion	575,000	57	114,943	-	115,000
Effect of issuance at
less than “fair value”	-	-	115,000	-	115,000
Consulting fees	100,000	100	24,900	-	25,000
Acquisition of Old West
Entertainment Corp.	12,252,136	12,252	42,791	-	55,053
Recovery of shares upon
rescission of transaction	(11,000,000)	(11,000)	(19,000)	-	(30,000)
Effect of issuance at
less than “fair value”	-	-	475,812	-	475,812
Settlement of Old West
Entertainment Corp. debt	6,800,000	6,800	6,800	-	13,600
Effect of issuance at
less than “fair value”	-	-	1,091,000	-	1,091,000

Net loss for the year	-	-	-	(1,980,678)	(1,980,678)

Balances at December 31, 2011	24,068,427	24,068	24,924,147	(26,183,374)	(1,235,139)

Issuance of common stock for
Executive and director compensation	5,400,000	5,400	153,600	-	159,000
Effect of issuance at less
than “fair value”	-	-	320,000	-	320,000
Debenture conversion and
exercise of warrant	2,419,856	2,420	146,080	-	148,500
Effect of issuance at
less than “fair value”	-	-	243,841	-	243,841
Debt conversion	10,897,864	10,898	141,098	-	151,996
Effect of issuance at
less than “fair value”	-	-	1,421,184	-	1,421,184
Acquisition of patents, licenses
and joint venture agreement
from Cannabis Science, Inc.	10,000,000	10,000	290,000	-	300,000
Effect of issuance at
less than “fair value”	-	-	300,000	-	300,000
Capital contributed to
support operations	-	-	2,611	-	2,611

Net loss for the year	-	-	-	(3,311,384)	(3,311,384)

Balances at December 31, 2012	52,786,147	$52,786	$27,942,561	$(29,494,758)	(1,499,411)

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss for the year	$(3,311,384)	$(1,980,678)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	-	-
Effect of issuance of common stock at less than “fair value”	2,285,025	1,692,775
Loss on rescinded acquisition of Old West Entertainment Corp.	-	-
Impairment of patents, licenses and joint venture agreement	300,000	-
Impairment of non-operating assets acquired in note foreclosure	-	41,260
Expenses paid with common stock	159,000	25,000
Increase (Decrease) in
Accounts payable - trade	207,241	9,134
Accrued interest payable	254,183	96,560
Net cash provided by (used in) operating activities	(105,935)	(77,108)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	2,611	-
Cash received on exercise of warrant	135,000	10,000
Cash received on related party notes payable	19,933	67,108
Cash paid on related party notes payable	(51,250)	67,108
Net cash used in financing activities	106,294	77,108

Increase (Decrease) in Cash	359	-

Cash at beginning of period	-	-

Cash at end of period	$359	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the period	$48,750	$-
Income taxes paid for the period	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Convertible debenture converted to common stock	$13,500	$1,000
Note payable and accrued interest payable
to related party converted to common stock	$148,996	$115,000
Common stock issued for license agreement	$300,000	$-
Common Stock returned with cancellation of license agreement	$	$(530,000)

The accompanying notes are an integral part of these financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE A - Organization and Description of Business

The X-Change Corporation (Company) was incorporated under the laws of the State of Delaware on February 5, 1969 and changed its corporate domicile to the State of Nevada on October 4, 2000.  We were originally organized to seek merger and/or acquisition candidates and engaged in various transactions since our inception.  As of December 31, 2008, the Company had disposed of all operating assets and operating activities.

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

In August 2012, the Company formed the wholly-owned subsidiaries - Big Sky Oil, Inc. and Cut Bank Operating, Inc. - as Wyoming corporations to conduct operations related to various proposed new business activities.  There has been no economic activity conducted within either subsidiary since their formation.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.

Abandoned business ventures

On October 7, 2010, the Company announced that it signed an agreement in principle to acquire 21-Century Silicon, Inc., based in Richardson, Texas (21-Century).  The terms of the acquisition was anticipated to involve a change in control of the Company and the appointment of new directors.  Concurrent with the execution of the agreement in principle, the Company issued 1,000,000 shares of restricted, unregistered common stock to license 21-Century’s technology and to secure an exclusive right to negotiate to acquire certain intellectual property.  The closing of the acquisition was subject to the completion of all appropriate due diligence.  On November 8, 2010, 21-Century executed a note payable to the Company in the amount of approximately $28,500, bearing interest at 10.0% for working capital advances made by the Company on 21-Century’s behalf.  On January 17, 2011, the Company announced that through its wholly-owned subsidiary, PolySilicon, Inc, it had completed the purchase of the intangible assets of 21-Century, subject to an agreement to purchase a $3,500,000 note payable owed to the State of Texas (Texas Note) by 21-Century.  On January 28, 2011, the Company announced that it had cancelled the purchase of 21-Century and canceled its offer to purchase the Texas Note.  The purchase of the assets was conditioned on the Company being able to purchase the Texas Note.  The State of Texas' insistence on additional repetitive reviews of the proposed transaction, which was scheduled for closing, resulted in the Company's inability to complete and close the financing necessary for silicon manufacturing.  Concurrent with this action, the Company rescinded the 1,000,000 shares issued in the October 7, 2010 event and executed its lien on the assets of 21-Century Silicon in satisfaction of a note receivable and accrued interest totaling approximately $41,200.  Upon foreclosure on said assets, the Company’s management elected to take a 100% impairment against the foreclosed value resulting in a charge to operations in the first quarter of 2011 of approximately $41,200.  Any gain, if any, upon the ultimate disposition of said assets will be recognized at the point of future sale.

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

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE A - Organization and Description of Business - Continued

Abandoned business ventures - continued

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

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE A - Organization and Description of Business - Continued

Abandoned business ventures - continued

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
December 31, 2012 and 2011

NOTE B - Preparation of Financial Statements - Continued

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

These financial statements reflect the books and records of the Company and its wholly-owned subsidiaries as of and for years ended December 31, 2012 and 2011, respectively.  All significant intercompany transactions, if any, have been eliminated.

NOTE C - Going Concern Uncertainty

As of December 31, 2012 and 2011, respectively, the Company has no operations, limited cash on hand, and significant debt.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s business plan is to develop and exploit the utilization of cannabis and hemp derived products.  However, there is no assurance that the Company will be able successful in this endeavor or that any future operations will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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
December 31, 2012 and 2011

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

2.	Financing Fees

Financing fees recorded in connection with debt issuances were amortized on a straight-line basis over the maturity term of the related debt.

3.	Investment in long-lived assets

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.  This acquisition was valued at an aggregate of approximately $600,000.  In accordance with the applicable sections of the FASB Accounting Standards Codification, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  At December 31, 2012, pursuant to the requirements of this accounting standard, management recorded an impairment for the future recoverability of these assets of approximately $600,000.

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
December 31, 2012 and 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2012 and 2011, respectively, the Company’s outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company’s net operating loss.

8.	Accounting for Stock Options

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

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE D - Summary of Significant Accounting Policies - Continued

8.	Accounting for Stock Options - continued

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

9.	New and Pending Accounting Pronouncements

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

NOTE F - Concentrations of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During each of the respective years ended December 31, 2012 and 2011, the Company has not maintained any balances in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

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
December 31, 2012 and 2011

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

In March, August, September and December, 2012, respectively, Melissa, Ltd. converted approximately $87,346 in principal and approximately $64,550 of accrued interest into 10,897,864 shares of restricted, unregistered common stock.

As of December 31, 2012 and 2011, respectively, the outstanding balance on the Melissa Note is approximately $724,996 and $615,025, inclusive of capitalized accrued interest.  Interest continues to accrue at the default rate of 18.0% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  This note bears interest at 10.0% and matured in Calendar 2011.  Post maturity, the note has been due upon demand and no demand for payment has been made by South Beach.  Through December 31, 2012 and 2011, respectively, an aggregate of approximately $205,042 and $236,359 has been advanced against this note.

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
December 31, 2012 and 2011

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

At December 31, 2012 and 2011, respectively, the outstanding principal amount of convertible debentures totaled approximately $271,725 and $285,225.

(Remainder of this page left blank intentionally)

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011,  respectively, are as follows:

	Year	Year
	ended	ended
	December 31,	December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a cumulative net operating loss carryforward of approximately $4,400,000 as of December 31, 2012 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended December 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Statutory rate applied to loss before income taxes	$(1,126,000)	$(636,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Nondeductible charge for stock issued at less than “fair value”	777,000	576,000
Nondeductible charge for non-operating asset impairment	204,000	14,000
Amortization of nondeductible debt discount	-	-
Stock based compensation	-	-
Tax basis gain on forgiveness of debt	-	-
Other, including use of net operating loss carryforward and reserve for deferred tax asset	145,000	46,000

Income tax expense	$-	$-

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$1,499,000	$1,354,000
Stock based compensation	-	-
Debt discount amortization	657,000	657,000
Other	-	-

	2,156,000	2,011,000
Less valuation allowance	(2,156,000)	(2,011,000)

Net Deferred Tax Asset	$-	$-

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE H - Income Taxes - Continued

During the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $145,000 and $(6,000), respectively.

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

As of December 31, 2012 and 2011, respectively, there were no shares of preferred stock issued and outstanding.

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

Stock issuances

On March 26, 2010, LJII issued a Debenture Conversion Notice to the Company for the conversion of $32,000 of the outstanding debenture balance into 3,902,439 shares (approximately 195,122 post-reverse split shares) of the Company’s common stock.  This conversion was completed on April 12, 2010 with the delivery of the shares to LJII.  As the conversion price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $57,760 which was classified as “interest expense” in the accompanying financial statements.

In September 2010 and December 2010, the Company issued an aggregate 9,797,416 restricted, unregistered post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $50,000 on the aforementioned line of credit and approximately $146,000 in accumulated accrued interest on both the AirGATE and line of credit notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $4,950,000 which was classified as “interest expense” in the accompanying financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

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

In July and October 2012, LJII issued separate Debenture Conversion Notices to the Company for the conversion of an aggregate $13,500 of the outstanding debenture balance into an aggregate 2,284,856 shares of the Company’s common stock.  Additionally, LJII exercised 135,000 outstanding warrants to obtain 135,000 shares of the Company’s common stock for $135,000 cash.  The conversions were completed on July 25, 2012 and October 5, 2012, respectively, with the delivery of the shares to LJII.  As the aggregate conversion and exercise price was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $243,841 which was classified as “interest expense” in the accompanying financial statements.

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE J - Common Stock Transactions - Continued

Stock issuances - continued

In March, August and December 2012, the Company issued an aggregate 10,897,864 post-reverse split shares to Melissa CR 364 LTD. to retire a combination of approximately $151,996 in principal and accrued interest payable on the aforementioned notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $1,421,184 which was classified as “interest expense” in the accompanying financial statements.

On August 31, 2012, the Company entered into a Purchase Agreement with 4C Tech Holdings Inc., an Alberta, Canada corporation ("4C"), 1237878 Alberta Ltd., an Alberta, Canada corporation ("1237878") and 1238105 Alberta Ltd., an Alberta, Canada corporation ("1238105") (4C, 1237878 and 1238105 are collectively referred to as "Sellers") in which the Company purchased from Sellers all the issued and outstanding shares of Guardian Telecom Inc., an Alberta, Canada corporation ("Guardian").  This transaction closed on September 10, 2012.  As consideration, the Company agreed to pay to the Sellers US $3,500,000, as specified in the Purchase Agreement, and issued 1,000,000 restricted, unregistered shares of the Company's common stock.  On November 29, 2012, the Company and the Sellers agreed to resend the transaction retroactive to August 31, 2012, thereby nullifying any previous disclosures related to this transaction and the 1,000,000 shares of stock issued on September 10, 2012 were cancelled.

In December 2012, the Company issued an aggregate 5,400,000 shares of restricted, unregistered common stock to three (3) individuals as compensation for service as either a Company officer and/or director.  These shares were valued at an aggregate $159,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company experienced a non-cash charge of approximately $320,000 which was classified as “officer and director compensation” in the accompanying financial statements.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.  The Company issued an aggregate 10,000,000 shares of restricted, unregistered common stock to effect this acquisition, valued at an agreed-upon value of approximately $300,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company adjusted the acquisition price by approximately $300,000 to equal the “fair value” of the securities issued.  On December 31, 2012, management evaluated the carrying value of this acquistion and recognized an impairment charge to operations of approximately $600,000.

NOTE K - Common Stock Warrants

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company’s reverse stock split.

	Number of	Weighted
	Warrant	Average
	Shares	Price

Balance at January 1, 2011	607,016	$5.72
Issued	-	-
Exercised	(10,000)	$1.00
Expired	-	-
Balance at December 31, 2011	597,016	$5.72

Issued	2,912,260	$1.00
Cancelled	(145,613)	$20.00
Exercised	(135,000)	$1.00
Expired	(414,278)	$1.03

Balance at December 31, 2012	2,814,385	$1.01

THE X-CHANGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE K - Common Stock Warrants - Continued

As of December 31, 2012, the warrants break down as follows:

# warrants	exercise price

2,777,260	$1.00
37,125	$1.40

2,814,385	$1.01

# warrants	expiring in

2,777,260	2012	(*)
37,125	2018
2,814,385

(*) - The warrants expiring in 2012 are an integral component of the LJII financing as previously discussed.  As the debenture remains unpaid and LJII is continuing, with the Company’s approval, to convert the debenture into common stock and exercise warrants, they are considered to remain outstanding at and subsequent to December 31, 2012.

NOTE L - Subsequent Events

Between January 1, 2013 and March 14, 2013, the Company issued an aggregate 29,500,000 shares of common stock to various individuals for consulting services and/or retirement of various debts payable.

Management has evaluated all activity of the Company through April 25, 2013 (the issue date of the restated financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The X-Change Corporation

Dated: April 25, 2013	/s/ Robert J. Kane
Robert J. Kane
President, Chief Executive Officer
Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

The X-Change Corporation

Dated: April 25, 2013	/s/ Robert J. Kane
Robert J. Kane
President, Chief Executive Officer
Acting Chief Financial Officer and Director

The X-Change Corporation

Dated: April 25, 2013	/s/ Alfredo Dupetit
Alfredo Dupetit
Vice President of European Operations
and Director

The X-Change Corporation

Dated: April 25, 2013	/s/ Chad S. Johnson
Chad S. Johnson
Chief Operating Officer
and Director