Form 10-Q
period 2013-03-31
X-CHANGE CORP
filed 2013-06-05
CIK 54424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

YES  ☒ NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:    May 31, 2013: 67,886,647

Transitional Small Business Disclosure Format (check one):         YES  ☐  NO  ☒

The X-Change Corporation

Form 10-Q for the Quarter ended March 31, 2013

Part I - Financial Information
Item 1 - Financial Statements

The X-Change Corporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

	(Unaudited) March 31, 2013	(Audited) December 31, 2012
ASSETS
Current Assets
Cash on hand and in bank	$59	$359
Note receivable	-	-
Interest receivable	-	-
Total current assets	59	359

Other Assets
Patents, licenses and joint venture agreement, net of accumulated amortization and impairment charges of approximately
$600,000, respectively	-	-

Total other assets	-	-

TOTAL ASSETS	$59	$359

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Convertible debenture payable, net of unamortized discount	$271,725	$271,725
Notes payable to shareholder	682,862	710,935
Accounts payable - trade	212,760	220,945
Accrued interest payable	326,431	296,165

Total Current Liabilities	1,493,878	1,499,770

Total Liabilities	1,493,878	1,499,770

Commitments and contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value.
3,750,000 shares authorized.
none issued and outstanding	-	-
Common stock - $0.001 par value.
37,500,000 shares authorized.
86,878,647 and 52,786,147 shares issued and outstanding	86,879	52,786
Additional paid-in capital	31,356,468	27,942,561
Accumulated deficit	(32,937,166)	(29,494,758)
Total Stockholders’ Deficit	(1,493,819)	(1,499,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59	$359

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012

Revenues - net of returns and allowances	$-	$-
Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Executive and director compensation	500,000	-
Legal, professional and consulting fees	8,424	-
General and administrative expenses	6,318	2,434
Total operating expenses	514,742	2,434

Loss from operations	(524,742)	(2,434)

Other income (expense)
Interest expense	(2,627,666)	(1,319,472)
Impairment of patents, licenses and joint venture agreement	(300,000)	-
Total other income (expense)	(2,927,666)	(1,319,472)

Loss from operations before provision for income taxes	(3,442,408)	(1,321,906)

Provision for income taxes	-	-

Loss from operations	(3,442,408)	(1,321,906)

Other comprehensive income	-	-

Comprehensive Loss	$(3,442,408)	$(1,321,906)

Net loss per weighted-average share
of common stock outstanding, calculated
on Net Loss - basic and fully diluted	$(0.05)	$(0.15)

Weighted-average number of shares
of common stock outstanding	74,963,091	25,221,991

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Three months ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities
Net loss for the year	$(3,442,408)	$(1,321,906)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	-	-
Effect of issuance of common stock at less than “fair value”	2,597,400	1,294,684
Loss on rescinded acquisition of Old West Entertainment Corp.	-	-
Impairment of patents, licenses and joint venture agreement	300,000	-
Impairment of non-operating assets acquired in note foreclosure	-	-
Expenses paid with common stock	500,000	-
Increase (Decrease) in
Accounts payable - trade	(8,185)	(6,951)
Accrued interest payable	30,266	24,788
Net cash provided by (used in) operating activities	(22,927)	(9,385)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	-	2,610
Cash received on exercise of warrant	-	-
Cash received on related party notes payable	22,627	6,775
Cash paid on related party notes payable	-	-
Net cash used in financing activities	22,627	9,385

Increase (Decrease) in Cash	(300)	-

Cash at beginning of period	359	-

Cash at end of period	$59	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-

Supplemental Disclosure of
Non-Cash Investing and Financing Activities
Convertible debenture converted to common stock	$-	$-
Note payable and accrued interest payable
to related party converted to common stock	$50,600	$17,496
Common stock issued for license agreement	$300,000	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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
March 31, 2013 and December 31, 2012

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2012.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2013.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These financial statements reflect the books and records of the Company and its wholly-owned subsidiaries as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, respectively.  All significant intercompany transactions, if any, have been eliminated.

NOTE C - Going Concern Uncertainty

As of March 31, 2013 and December 31, 2012, respectively, the Company has no operations, limited cash on hand, and significant debt.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
March 31, 2013 and December 31, 2012

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

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.  This acquisition was valued at an aggregate of approximately $600,000.  In accordance with the applicable sections of the FASB Accounting Standards Codification, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter.  At March 31, 2013 and December 31, 2012, pursuant to the requirements of this accounting standard, management recorded a cumulative impairment for the future recoverability of these assets of approximately $900,000 and $600,000, respectively.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE D - Summary of Significant Accounting Policies - Continued

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to December 31, 2008.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE D - Summary of Significant Accounting Policies - Continued

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

As of March 31, 2013 and 2012, respectively, the Company’s outstanding stock options, warrants, and convertible debentures are considered to be anti-dilutive due to the Company’s net operating loss.

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

NOTE F - Concentrations of Credit Risk

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC).  Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution.  During the three months ended March 31, 2013 and for each of the respective years ended December 31, 2012 and 2011, the Company has not maintained any balances in a financial institution with credit risk exposures in excess of statutory FDIC coverage.  The Company has incurred no losses as a result of any unsecured credit risk exposures.

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
March 31, 2013 and December 31, 2012

NOTE G - Debt Financing Arrangements - Continued

Melissa Note - continued

The Melissa Note had an initial term of 24 months with interest accruing at 10% per annum.  Accrued interest under the note was payable quarterly beginning November 1, 2006, and the principal and any remaining accrued interest was due at maturity on August 14, 2008.  The Company pledged 100% of the issued and outstanding common stock of AirGATE as collateral for the note.  At the discretion of Melissa Ltd, the Melissa Note may be converted into restricted common stock of the Company at any time at an agreed upon conversion rate.  In addition, the Melissa Note may be prepaid at any time without penalty.

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

In March, August, September and December, 2012, respectively, Melissa, Ltd. converted approximately $87,346 in principal and approximately $64,550 of accrued interest into 10,897,864 shares of common stock.

In the first quarter of 2013, Melissa, Ltd. converted approximately $50,600 in principal into approximately 25,300,000 shares of common stock.

As of March 31, 2013 and December 31, 2012, respectively, the outstanding balance on the Melissa Note is approximately $695,958 and $724,996, inclusive of capitalized accrued interest.  Interest continues to accrue at the default rate of 18.0% per annum.

South Beach Live, Ltd. Note

During Calendar 2009, the Company executed a $100,000 Line of Credit Note Payable with South Beach Live, Ltd. (South Beach), a significant Company stockholder, to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  This note bears interest at 10.0% and matured in Calendar 2011.  Post maturity, the note has been due upon demand and no demand for payment has been made by South Beach.  Through March 31, 2013 and December 31, 2012, respectively, an aggregate of approximately $227,669 and $205,042 has been advanced against this note.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE G - Debt Financing Arrangements

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

At March 31, 2013 and December 31, 2012, respectively, the outstanding principal amount of convertible debentures totaled approximately $271,725.

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2013 and 2012,  respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a cumulative net operating loss carryforward of approximately $4,920,000 as of March 31, 2013 to offset future taxable income.  Subject to current regulations, components of this cumulative carryforward will begin to expire at the end of each fiscal year starting in 2023.  The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three months ended March 31, 2013 and 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Statutory rate applied to loss before income taxes	$(1,170,000)	$(450,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Nondeductible charge for stock issued at less than “fair value”	895,000	440,000
Nondeductible charge for non-operating asset impairment	102,000	-
Amortization of nondeductible debt discount	-	-
Stock based compensation	-	-
Tax basis gain on forgiveness of debt	-	-
Other, including use of net operating loss
carryforward and reserve for deferred tax asset	173,000	10,000

Income tax expense	$-	$-

(Remainder of this page left blank intentionally)

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE H - Income Taxes - Continued

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.  These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$1,672,000	$1,499,000
Stock based compensation	-	-
Debt discount amortization	657,000	657,000
Other	-	-
	2,329,000	2,156,000
Less valuation allowance	(2,329,000)	(2,156,000)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $173,000 and $145,000, respectively.

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
March 31, 2013 and December 31, 2012

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

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE J - Common Stock Transactions - Continued

Stock issuances - continued

During the first quarter of 2013, the Company issued an aggregate 25,300,000 post-reverse split shares to Melissa CR 364 LTD. to retire approximately $50,600 in principal payable on the aforementioned notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $2,597,400 which was classified as “interest expense” in the accompanying financial statements.

In January 2013, the Company issued 5,000,000 shares of restricted, unregistered common stock to an individual  as compensation for service as the Company’s Chief Operating Officer, Director and General Legal Counsel.  These shares were valued at an aggregate $450,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company experienced a non-cash charge of approximately $50,000 which was classified as “officer and director compensation” in the accompanying financial statements.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.   In February 2013, the Company issued an additional 2,500,000 of restricted, unregistered common stock to effect this acquisition, valued at an agreed-upon value of approximately $290,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company adjusted the acquisition price by approximately $10,000 to equal the “fair value” of the securities issued.  On March 31, 2013, management evaluated the additional carrying value of this acquistion and recognized an impairment charge to operations of approximately $300,000.

NOTE K - Common Stock Warrants

In conjunction with, and as a component of, certain debt issuances, the Company has issued an aggregate 607,016 warrants to purchase an equivalent number of shares of common stock at prices between $0.70 and $20.00 per share, as adjusted by the Company’s reverse stock split.

	Number of	Weighted
	Warrant	Average
	Shares	Price

Balance at January 1, 2011	607,016	$5.72

Issued	-
Exercised	(10,000)	$1.00
Expired	-	-

Balance at December 31, 2011	597,016	$5.72

Issued	2,912,260	$1.00
Cancelled	(145,613)	$20.00
Exercised	(135,000)	$1.00
Expired	(414,278)	$1.03

Balance at December 31, 2012	2,814,385	$1.01

Balance at March 31, 2013	2,814,385	$1.01

The X-Change Corporation and Subsidiaries
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and December 31, 2012

NOTE K - Common Stock Warrants - Continued

As of March 31, 2013, the warrants break down as follows:

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

NOTE L - Subsequent Events

In April 2013, the Company issued 300,000 shares of common stock to an individual for consulting services.

Management has evaluated all activity of the Company through June 4, 2013 (the issue date of the financial statements) and concluded that no subsequent events, other than as disclosed above, have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2013 or 2012, respectively.

General and administrative expenses for each of the three month periods ended March 31, 2013 and 2012 were approximately $514,000 and $2,400.  During the first quarter of 2013, the Company issued approximately 500,000 shares of common stock, valued at $500,000, including an additional non-cash charge of approximately $50,000 for the excess of “fair value” over the transaction’s agreed-upon value, to Chad Johnson to serve as the Company’s Chief Operating Officer, Director and General Legal Counsel.

The remainder of the 2013 and 2012 expenses relate, principally, to various adminstrative costs, including professional and consulting fees, related to the maintenance of the corporate entity and the Company’s continued compliance with the requirements of the Securities Exchange Act of 1934.

The Company recognized aggregate interest accruals, amortization of debt financing fees and accretion of debt discounts of approximately $2,628,000 and $1,319,000 during each of the three month periods ended March 31, 2013 and 2012, respectively.  The Company’s convertible debenture with La Jolla Cove Investors, Inc. matured in August 2010 and was extended through December 31, 2012.  This debenture is discussed more fully in the Notes to our Financial Statements.  We specifically note that all of the Company’s debt is in default and, accordingly, has been classified as “current” on the Company’s balance sheet regardless of the stated maturity date(s).

Management anticipates that future expenditure levels will fluctuate, either up or down, as the Company complies with its periodic reporting requirements and implements the business plan of identifying a suitable situation for a business combination transaction.

Earnings per share for the respective three months ended March 31, 2013 and 2012 were $(0.05) and $(0.15) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until that the Company’s current business plan matures.

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

At March 31, 2013 and December 31, 2012, respectively, the Company had working capital of approximately $(1,494,000) and $(1,500,000).

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2013, the Company issued an aggregate 25,300,000 post-reverse split shares to Melissa CR 364 LTD. to retire approximately $50,600 in principal payable on the aforementioned notes.  As the valuation of the conversion as stated in the separate note agreements was below the “fair value” of the securities issued, the Company experienced a non-cash charge to operations of approximately $2,597,400 which was classified as “interest expense” in the accompanying financial statements.

In January 2013, the Company issued 5,000,000 shares of restricted, unregistered common stock to Chad S. Johnson, an individual from Washington, DC, as compensation for service as the Company’s Chief Operating Officer, Director and General Legal Counsel.  These shares were valued at an aggregate $450,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company experienced a non-cash charge of approximately $50,000 which was classified as “officer and director compensation” in the accompanying financial statements.

On December 12, 2012, the Company entered into an Asset Purchase Agreement with Cannabis Science, Inc. (a publicly-owned Nevada corporation) whereby the Company acquired various assets related to the use of cannabis including resale formulas, media, activism and marketing videos and other items and the assumption of Cannabis’ position in a Joint Venture Operating Agreement with Columbia Corp. and/or dupetit Natural Products GmbH.   In February 2013, the Company issued an additional 2,500,000 of restricted, unregistered common stock to effect this acquisition, valued at an agreed-upon value of approximately $290,000.  As the agreed-upon valuation was below the “fair value” of the securities issued, the Company adjusted the acquisition price by approximately $10,000 to equal the “fair value” of the securities issued.  On March 31, 2013, management evaluated the additional carrying value of this acquisition and recognized an impairment charge to operations of approximately $300,000.

In April 2013, the Company issued 300,000 shares of common stock to Greta Gains, an individual from Nashville Tennessee, for consulting services.  This transaction had an initial agreed-upon value of approximately $27,300.

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

The X-Change Corporation

Dated: April 25, 2013	By: /s/ Robert J. Kane
Robert J. Kane
Chief Executive Officer and
Acting Chief Financial Officer